Form 10-K
period 2021-09-30
Outdoor Specialty Products, Inc.
filed 2021-12-29
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-18958

OUTDOOR SPECIALTY PRODUCTS, INC.

(Exact name of registrant as specified in charter)

NEVADA	46-4854952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3842 Quail Hollow Drive, Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 560-5184

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2021, the last day of our most recently completed second fiscal quarter, based on the $0.35 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 274,318 shares held by non-affiliates was approximately $96,011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 21, 2021, there were 5,284,318 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

OUTDOOR SPECIALTY PRODUCTS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED SEPTEMBER 30, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report on Form 10-K may constitute forward-looking statements. The words believe, may, potentially, estimate, continue, anticipate, intend, could, would, project, plan, expect and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our business strategy;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive technological advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new products and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	costs associated with defending intellectual property infringement and other claims;

●	our expectations concerning our relationships with customers and other third parties;

●	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;

●	risks associated with sourcing and manufacturing; and

●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions, and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements. Moreover, we operate in a competitive and changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Report on Form 10-K and the documents that we have filed with the SEC as exhibits hereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

ii

PART I

Item 1. Business

Corporate History

Outdoor Specialty Products, Inc. (the “Company,” “we,” or “us”) was originally incorporated in the state of Utah on January 31, 2014, and changed its domicile to the state of Nevada on February 24, 2021. The Company is and has since its inception been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it to customers. We intend to commence manufacturing, marketing, and selling our new “SLINKOR” product in the near future, pursuant to a license agreement entered into with the inventor in May 2021. We have no subsidiaries

The Reel Guard

The Reel Guard is designed to protect fishing reels from scratching, scuffing, dents, and other damage due to dropping, resting on gravel while servicing the line, being transported with other fishing and outdoor equipment, and general wear and tear. To date, the primary application for the Reel Guard has been fly fishing reels, but we believe the Reel Guard may also be suitable for use with some deep-sea fishing reels. The Reel Guard consists of a thin, rubberized material that is attached to the outer edges of a fishing reel using special adhesive strips that hold the material in place but provide for easy removal with no damage to the reel. The Reel Guard is designed for reels with up to a 4.25-inch diameter that have square to slightly rounded edges, and the custom installation procedure makes the Reel Guard suitable for a variety of different reels. The Reel Guard was invented by Kirk Blosch, the Company’s founder and president, in 2014 to fill a need that he believed was not being met by existing products. We filed for and obtained a provisional patent for the Reel Guard in 2014 under the name “Reel Bumper Guard” and U.S. Patent No. 9,872,485 for the device was issued on January 23, 2018. We recently paid the first (fourth year) maintenance fee for the Reel Guard patent in the amount of $985 to prevent the patent from lapsing. The next maintenance fee will be due on or before July 23, 2025.

The SLINKOR

We entered into a License and Royalty Agreement (the “License Agreement”), dated as of May 4, 2021, with Stephen Smith (the “Licensor”), for another fishing product referred to as the “SLINKOR.” The SLINKOR is a slow sinking fishing sinker comprised of a smooth, egg-shaped piece of pre-molded foam with lead weights compressed into each end using a guide wire that aligns the weights and allows a fishing line to be threaded through the product. The buoyancy of the foam coupled with the calibrated weight of the lead and the movement of the water causes the SLINKOR to sink slowly to the bottom of a lake or river allowing the fisherman to control the desired depth for the bait. The SLINKOR is designed for use with flies, spinners, flatfish, and other types of bait and the weight of the SLINKOR permits the fisherman to make longer casts. The smooth egg shape of the SLINKOR is designed to let it slide along the bottom of the lake or river while resting on top of moss or bouncing over rocks and greatly reducing snags. The device permits a fisherman to run his line through the SLINKOR, attach a swivel, and run 18 to 30 inches of leader from the swivel to the bait based on the current water conditions, the desired depth, and the presence or absence of moss, rocks, and other obstacles. The SLINKOR will be available in two sizes; the large SLINKOR is 2 inches long and 1 ¼ inches wide and the small SLINKOR is 1 ¼ inches long by 1 ¼ inches wide.

The License Agreement generally grants us the non-exclusive, world-wide right to use and apply the SLINKOR technology and any intellectual property rights thereto and to make, have made, use, lease, sell, market, or otherwise dispose of the SLINKOR in all markets throughout the world, and the exclusive right to market, sell or otherwise dispose of the SLINKOR in e-commerce markets throughout the world. The License Agreement reserves to the Licensor the non-exclusive right to continue to manufacture and sell the SLINKOR in stores, at trade shows, and in other brick and mortar physical locations and to purchase completed SLINKOR products from us (to the extent available) at our cost plus 10%. In consideration for the rights granted under the License Agreement, we paid the Licensor a one-time license fee in the amount of $500 and agreed to pay the Licensor the following royalties based on our net revenue from sales of the SLINKOR: (i) 20% of net revenue from product sales up to $1 Million, (ii) 15% of net revenue from product sales between $1 Million and $3 Million, and (iii) 10% of net revenue from product sales in excess of $3 Million. We did not pay any royalties to the Licensor during the 2021 fiscal year. This summary description of the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which is filed as an exhibit to this report.

Manufacturing

We own our custom injection mold for the Reel Guard, and we contract with a third party to manufacture the Reel Guard in minimum lots of 1,000 on an as needed basis. The adhesive strips used to attach the Reel Guard to the reel are manufactured by a national adhesives manufacturing company and custom ordered in pre-cut lengths from a local distributor in minimum lots of 1,000. We contract with another third party to print the Reel Guard product information card and package the Reel Guard product in sale-ready packages. Our Reel Guard inventory consists of both the raw material adhesive strips and the finished, packaged product units. For the years ended September 30, 2021 and 2020, respectively, we had on hand $2,088 and $2,106 in finished goods and $2,596 and $2,596 in raw materials.

We intend to manufacture the SLINKOR at the residence of our president or in a small warehouse space that may be leased from a third party subject to availability and acceptable rental rates. We will acquire raw materials consisting of the egg-shaped foam pieces and lead weights and will use a custom hand press and a guide wire to compress the lead weights onto each end of the SLINKOR. We plan to use our existing printing and packaging contractor to print the SLINKOR product information and package the SLINKOR in sale-ready packages. We intend to manufacture an initial run of 1,000 SLINKOR units and to manufacture additional quantities as needed to meet demand.

We maintain an inventory of products which we believe is sufficient to meet demand. If we should underestimate sales and fail to timely manufacture additional quantities of our products, we could face delays in providing our products to our customers which could have a negative effect on our reputation and result in a decline in our product sales. If we should overestimate sales, we will have invested our capital in products that remain in inventory, which will have a negative effect on our financial condition and results of operations. No assurances can be given that we will be able to accurately predict sales and maintain an optimal level of inventory in our system.

Although we have purchased substantially all inventories from one supplier and have been dependent on this supplier for all inventory purchases since we commenced operations, we believe the raw materials for both the Reel Guard and the SLINKOR are available for purchase from several different sources in the open market. We also believe there are several other manufacturing, printing, and packaging services capable of performing the services provided by our current contractors at competitive prices. Our ability to timely obtain raw materials and finished goods may be affected by events beyond our control, such as the inability of suppliers to timely deliver materials due to work stoppages or slowdowns, or significant weather and health conditions (such as COVID-19). Any adverse change in our supply chain and manufacturing, such as our relationship with our third-party contractors, the financial condition of such contractors, and their ability to provide supplies and services to us on a timely basis could have a material adverse effect on our business, results of operations, and financial condition.

Marketing / Shipping

We currently market and sell the Reel Guard through our website at “outdoorspecialtyproducts.com,” where we also provide access to marketing materials, instructional videos, and installation instructions. We also list the Reel Guard for sale on eBay. To date we have sold the Reel Guard to residents of approximately 25 states and have made one sale outside the U.S. to a resident of Hungary.

We intend to market the SLINKOR on our website and to expand our website to include marketing materials and SLINKOR instructional videos created by the Licensor.

Our business is affected by seasonality, which historically has resulted in higher sales volume during the spring and summer months.

We currently only accept PayPal as the method of payment for our products. Our products are shipped via U.S. Mail promptly following confirmation from PayPal that payment for an order has been received. Shipping is included in the product price and a customer pays no additional shipping charges.

Other Products

We have taken initial steps toward the development of a what we believe to be a unique fishing rod product that involves the ability to attach different upper fly rod portions of varying lengths and weights to a single rod butt handle that results in a light weight, multi-purpose fly rod. We have conducted preliminary research regarding the patentability of the proposed product and believe we may be able to obtain patent protection for the product, although no assurances can be given that the product will be developed or that patent protection will be obtained. We have halted our efforts regarding the development of this new product until such time as we have sufficient capital on hand to proceed with its development.

We were formed with the belief that there is an underserved marketplace in the outdoor sporting goods space which can be exploited from multiple fronts. In addition to the Reel Guard and the SLINKOR, we intend to investigate opportunities to develop additional products and to market third party products in the outdoor sporting goods space on our website.

Intellectual Property

We hold a U.S. patent on our Reel Guard. We do not hold patents on any other products, and we do not currently hold any trademarks. No assurance can be given that our patent will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights, or these rights may be invalidated, circumvented, or challenged. Any such inability or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Facilities

Our operations are currently conducted from at the residence of our president. Our facilities are furnished to us at no cost and consist of the shared use of approximately 500 square feet of office space and assembly/storage space. In connection with the commencement of manufacturing of the SLINKOR, we are investigating the desirability of leasing a small assembly, storage, and office space from a third party.

Competition

The outdoor specialty products industry is intensely competitive with respect to price, quality, features, and durability, and it is often difficult to entice customers to try a new product. Many of our competitors are well-established companies with name brand recognition and almost all our competitors have substantially greater financial and other resources than do we. Such competitors include many national and regional companies and most of our competitors have been in existence for a substantially longer period than have we and are better established. As such, there can be no assurance that we will be able to compete effectively in our chosen market. In addition, a change in the pricing, marketing, or promotional strategies or product mix of one or more of these competitors could have a material adverse impact on our sales and earnings.

Government Regulation

Our operations are subject to numerous federal, state, and local government regulations. The failure to comply with such requirements or increase in the cost of compliance could adversely affect our operations. We are also subject to federal and state environmental regulations, but these have not had a material effect on our operations to date. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime.

Employees and Consultants

We do not currently have any employees other than our founder and president. The loss of our president, would have a material adverse impact on our business and there is no assurance that we could locate a qualified replacement. We have not entered into an employment agreement with our president and we do not carry “key man” life insurance on his life.

Financing

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder which provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. As of September 30, 2021, we had borrowed an aggregate principal amount of $30,250 under this revolving loan, no repayments had been made, and the accrued interest on the borrowed funds was $409. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and we entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During December 2021, we borrowed an aggregate principal amount of $5,294 under the second revolving loan agreement.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments.

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Properties.

Our principal office is located at the residence of our President, Kirk Blosch, 3842 Quail Hollow Drive, Salt Lake City, UT 84109, and such space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future, although we are investigating the desirability of leasing a small assembly, storage, and office space from a third party.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets Group under the symbol “ODRS.” However, quotations for the stock during the 2021 and 2020 years were limited and sporadic and there currently is no established trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as set forth in the OTC Market Report. The below quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending September 30, 2021
First Quarter	$1.75	$1.75
Second Quarter	$1.75	$1.75
Third Quarter	$1.75	$1.75
Fourth Quarter	$1.75	$1.75
Year Ended September 30, 2020:
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.0005	$0.00
Fourth Quarter	$1.75	$0.00

As of December 21, 2021, our shares of common stock were held by 68 stockholders of record as reported by our transfer agent.

Dividends

Holders of our common stock are entitled to dividends when, as, and if declared by our Board of Directors, out of funds legally available, therefore. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain any future earnings to finance the growth of our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the latest fiscal year ended September 30, 2021, the only compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance was our 2021 Stock Incentive Plan, adopted on February 8, 2021, which authorizes the issuance of up to 1,000,000 shares of our common stock in awards granted as incentive or non-statutory stock options, restricted stock units, stock appreciation rights, or restricted stock grants. The 10-year plan is administered by our Board of Directors. No awards have been made under the plan to date.

Special Sales Practice Requirements with Regard to “Penny Stocks”

In order to protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our stock is currently below $5.00 per share and our stock is subject to the “penny stock” regulations. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Transfer Agent

The transfer agent of our common stock is Action Stock Transfer Corporation, 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121; telephone (801) 274-1088.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2021, we did not sell any unregistered securities. No sales of unregistered securities were made by us within the past two years.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and, except as described below, we did not purchase any shares of our equity securities during our 2021 fiscal year. In connection with our change of domicile to the State of Nevada through the merger of the Utah corporation into a Nevada corporation in February 2021, we repurchased 1,429 shares of our common stock from a shareholder for $500 upon the shareholders’ exercise of dissenters’ rights, which shares were cancelled and returned to the status of authorized and unissued shares.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it to customers. We intend to commence manufacturing, marketing, and selling our new “SLINKOR” product in the near future, pursuant to a license agreement entered into with the inventor in May 2021.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue to evolve as the pandemic progresses. The impacts seen to date may continue to create a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

The report of our auditor and our financial statements contain a going concern limitation based on our failure to generate sufficient revenue to produce net income and on our limited operating history. These factors, among others, indicate that there is a substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to obtain profitability. We believe the addition of our new SLINKOR product will result in increased sales and additional cash flow, although no assurances can be given that the SLINKOR will be accepted in the marketplace or that its addition to our product line will result in a material increase in sales.

Results of Operations

Sales

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales also relate solely to that product. Total sales for the year ended September 30, 2021, were $204, compared to $548 for the year ended September 30, 2020, a decrease of $344, or approximately 63%. We believe travel restrictions and changes in consumer behavior caused by the COVID-19 pandemic may have had an adverse effect on sales.

Cost of Sales

Cost of sales for 2021 was $18, compared to $48 for 2020, a decrease of $30, or 63%. The decrease in cost of sales in 2021 is primarily attributed to the decrease in sales discussed above. Cost of sales as a percentage of sales for 2021 and 2020 was approximately 9%. Cost of sales as a percentage of sales remained fairly constant during such periods since we offered only one product for sale and the sales price and manufacturing costs have not changed significantly.

General and Administrative Expenses

General and administrative expenses were $39,678 for 2021, compared to $12,324 for 2020, an increase of $27,354 or approximately 222%. The increase in these expenses is primarily attributable to an increase in our legal and accounting expenses in connection with our change of corporate domicile from Utah to Nevada and the preparation and filing of our Form 10 registration statement.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation expense was $631 for 2021 and $757 for 2020 resulting from the depreciation of our injection molds for the Reel Guard product using the straight-line method over the useful life which is determined to be seven years. Amortization expense was $408 for 2021 and $382 for 2020 resulting from the amortization of our patent over seventeen years, which is its estimated legal life.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in either 2021 or 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $11,310, including cash of $6,168, and current liabilities of $31,073, resulting in a working capital deficit of $19,763. Our current liabilities include an outstanding balance of $30,250 under the short-term revolving loan agreement from our president for which the due date has been extended to June 30, 2022. As of September 30, 2021, we had an accumulated stockholders’ deficit of $119,280. We have financed our operations from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreement from our president and principal stockholder in early 2021.

For 2021, net cash used by operating activities was $38,062, as a result of a net loss of $39,901, reduced by depreciation and amortization of $1,039, a decrease in inventory of $18, an increase in accounts payable of $414, and an increase in accrued interest of $409, and increased by an increase in prepaid expense of $41. By comparison, for 2020 net cash used by operating activities was $8,637, as a result of a net loss of $11,824, reduced by depreciation and amortization of $1,139, a decrease in prepaid expense of $2,000, and a decrease in inventory of $48.

In 2021, we had no cash flows used in or provided by investing activities. In 2020, we had net cash used in investing activities of $916 for the initial maintenance fee on the Reel Guard patent.

In 2021, we had net cash provided by financing activities of $29,750 consisting of $30,250 in proceeds from the revolving loan agreement with our president, decreased by $500 for our repurchase of shares of common stock pursuant to a stockholder’s exercise of dissenters’ rights in connection with our change of domicile merger.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder which provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. As of September 30, 2021, we had borrowed an aggregate principal amount of $30,250 under this revolving loan, no repayments had been made, and the accrued interest on the borrowed funds was $409. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and we entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During December 2021, we borrowed an aggregate principal amount of $5,294 under the second revolving loan agreement.

We believe we have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and projected cash flows from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. Our future working capital requirements will depend on many factors, including the expansion of our product lines to include the new SLINKOR product. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, and products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

In addition, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and no assurance can be given that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Requirements

The Company currently has no lease obligations or requirements and has not entered into any agreements that require a commitment of cash.

Off-Balance Sheet Arrangements

As of September 30, 2021, and 2020, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method.

Patents

Patents consist of the cost of obtaining the patent for the Reel Guard. Our patents are amortized over their legal life (typically 17 years) and analyzed periodically for impairment in accordance with ASC 350, Intangibles – Goodwill and Other.

Revenue Recognition

When the Company sells a reel protector, it recognizes revenue in accordance with Accounting Standards Update 2014-09 (ASC 606, Revenue from Contracts with Customers). Under ASC 606, the Company recognizes revenue upon the transfer of promised goods to customers in amounts that reflect the consideration to which the Company expects to be entitled. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied.

Property, Plant, and Equipment

The Company’s capital asset consists of molding equipment for the Reel Guard stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life which is determined to be seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Income Taxes

The Company follows ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has followed the guidance provided by Staff Accounting Bulletin (SAB) No. 118 to calculate the value of the deferred tax calculation and current income tax calculation to show the effect of the Tax Cut and Jobs Act of 2017. Effective January 1, 2018, the corporate tax rate is now 21 percent for all income levels.

The Company adopted changes issued by FASB which prescribed a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. Under the guidance, an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data

The following financial statements are being filed with this report and are located immediately following the signature page.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of September 30, 2021 and 2020

Statements of Operations for the years ended September 30, 2021 and 2020

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended September 30, 2021 and 2020

Statements of Cash Flows for the years ended September 30, 2021 and 2020

Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2021, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of September 30, 2021 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Kirk Blosch	67	President, CEO, and Chairman

Kirk Blosch is the founder of the Company and has been its sole officer and director since its inception in 2014. Since 2008 he has been the owner and principal broker of B&B Real Estate Group LLC, a Salt Lake City, Utah, based real estate firm providing sales, consulting, and development services. Mr. Blosch has over 35 years of experience in evaluating business opportunities, creating business or development plans, funding various projects, and overseeing the construction and development of real estate projects. He received his Bachelor of Science degree in organizational communication from the University of Utah in 1976.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Board of Directors

Our board of directors consists of one person, Kirk Blosch. Such person is not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because he is an officer of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the Company’s single, non-independent board member performs the functions that would customarily be performed by an audit committee. The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert. In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the Company’s single, non-independent board member participates in the consideration of executive officer and director compensation. To date, the Company has not paid any executive or director compensation and has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s single, non-independent board member performs the functions that would customarily be performed by a nominating committee. The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company that do not permit it to compensate its directors. The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers. We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only one officer and our business operations are not extensive or complex.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2021 and the sole director took action by unanimous written consents in lieu of meetings. Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2021 year.

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: Outdoor Specialty Products, Inc., Attention: Corporate Secretary, 3842 Quail Hollow Drive, Salt Lake City, Utah 84109. All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Delinquent Section 16(a) Reports

Based on our review of Forms 3 and 4 and amendments thereto filed electronically with the SEC during the 2021 fiscal year, Ed Bailey, a beneficial owner of more than ten percent of our common stock, failed to file the Form 3 report required as a result of the effectiveness of our Form 10 registration statement. Mr. Bailey advised us that he plans to file the report at the earliest practicable date and that he was unable to file the report prior to the filing of this report due to a problem in updating his Edgar filing codes.

Item 11. Executive Compensation

Kirk Blosch, our President, Secretary and Treasurer, is our only employee. We did not pay any executive compensation during the fiscal years ended September 30, 2021 and 2020. We have not entered into any employment agreements with our officers and directors. We reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

We did not pay our sole director any compensation for serving in his capacity as a director during the fiscal years ended September 30, 2021 and 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 21, 2021. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock, each of our directors, each of our executive officers, and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Principal Stockholders
Ed Bailey	760,000	14.4%
4685 S. Highland Dr. Salt Lake City, UT 84106

Officers and Directors
Kirk Blosch, President and Director (2)	4,250,000	80.4%
3842 Quail Hollow Drive Salt Lake City, UT 84109

Director and Officer (1 person)	4,250,000	80.4%

(1)	Applicable percentage ownership is based on 5,284,318 shares of common stock outstanding as of December 21, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Kirk Blosch is the only officer, employee, and director of the Company. He has full voting and investment control of the shares beneficially owned by him.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 4, 2021, we entered into a revolving promissory note agreement with Kirk Blosch, our president, director, and principal stockholder which provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. As of September 30, 2021, we had borrowed an aggregate principal amount of $30,250 under this revolving loan, no repayments had been made, and the accrued interest on the borrowed funds was $409. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022. We also entered into a new revolving promissory note agreement with another principal stockholder, providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During December 2021, we borrowed an aggregate principal amount of $5,294 under the second revolving loan agreement.

 Director Independence

Our board of directors consists of one person, Kirk Blosch. Such person is not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace because he is an officer of the Company.

Indemnification

Nevada law expressly authorizes a Nevada corporation to indemnify its directors, officers, employees, and agents against liabilities arising out of such persons’ conduct as directors, officers, employees, or agents if they acted in good faith, in a manner they reasonably believed to be in or not opposed to the best interests of the company, and, in the case of criminal proceedings, if they had no reasonable cause to believe their conduct was unlawful. Generally, indemnification for such persons is mandatory if such person was successful, on the merits or otherwise, in the defense of any such proceeding, or in the defense of any claim, issue, or matter in the proceeding. In addition, as provided in the articles of incorporation, bylaws, or an agreement, the corporation may pay for or reimburse the reasonable expenses incurred by such a person who is a party to a proceeding in advance of final disposition if such person furnishes to the corporation an undertaking to repay such expenses if it is ultimately determined that he did not meet the requirements. In order to provide indemnification, unless ordered by a court, the corporation must determine that the person meets the requirements for indemnification. Such determination must be made by a majority of disinterested directors; by independent legal counsel; or by a majority of the shareholders.

Article X of our Articles of Incorporation provides that we must pay expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding, involving alleged acts or omissions of such officer or director in his or her capacity as an officer or director as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by us.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of our company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 14. Principal Accountant Fees and Services

Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2021 and 2020.

During the fiscal years ended September 30, 2021 and 2020, fees for services provided by Pinnacle Accountancy Group of Utah. were as follows:

	Year Ended
	September 30,
	2021	2020
Audit Fees	$8,900.00	$4,900.00
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$8,900.00	$4,900.00

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15. Exhibit and Financial Statement Schedules

(a)	List of all financial statements filed as part of this report.

(b)	The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Articles of Merger dated February 24, 2021
3.3	3	Bylaws	Incorporated by Reference(1)
4.1	4	2021 Stock Incentive Plan	Incorporated by Reference(1)
10.1	10	Merger Agreement dated February 24, 2021	Incorporated by Reference(1)
10.2	10	Revolving Promissory Note Agreement with Kirk Blosch dated January 4, 2021	Incorporated by Reference(1)
10.3	10	License and Royalty Agreement dated May 4, 2021	Incorporated by Reference(1)
10.4	10	First Amendment to Revolving Promissory Note Agreement dated December 1, 2021	This Filing
10.5	10	Revolving Promissory Note Agreement with Ed Bailey dated December 1, 2021	This Filing
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: December 29, 2021	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2021	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

OUTDOOR SPECIALTY PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Outdoor Specialty Products, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Outdoor Specialty Products, Inc. (the Company) as of September 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts payable, accrued interest, and line credit –related party (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its access funding from the capital market, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures, and (iii) evaluating the probability that the Company will be able to obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

December 27, 2021

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

	September 30,	September 30,
Assets:	2021	2020
Current Assets:
Cash	$6,168	$14,480
Prepaid expense	458	417
Inventory	4,684	4,702
Total current assets	11,310	19,599

Property, Plant and Equipment, net	-	631

Other Assets:
Patents, net	5,000	5,408

Total Assets	$16,310	$25,638

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts Payable	$414	$-
Accrued Interest	409	-
Line of credit – related party	30,250	-
Total Liabilities	31,073	-

Stockholders' Equity (Deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 and 5,285,747 shares issued and outstanding, respectively	5,285	5,286
Additional paid-in capital	99,232	99,731

Accumulated deficit	(119,280)	(79,379)
Total Stockholders' Equity (Deficit)	(14,763)	25,638

Total Liabilities and Stockholders' Equity (Deficit)	$16,310	$25,638

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

	For the Year Ended
	September 30,
	2021	2020
Revenue	$204	$548
Cost of sales	(18)	(48)
Gross Profit	186	500

Operating Expenses:
General and administrative	39,678	12,324
Total Operating Expenses	39,678	12,324
Loss from Operations	(39,492)	(11,824)

Other Expense:
Interest expense	409	-
Total other expense	409	-
Net Loss	$(39,901)	$(11,824)
Net loss per share of common stock - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,284,318	5,285,747

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended September 30, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount
Balance, September 30, 2019	5,285,747	$5,286	$99,731	$(67,555)	$37,462
Net loss	-	-	-	(11,824)	(11,824)

Balance September 30, 2020	5,285,747	$5,286	$99,731	$(79,379)	$25,638

Dissenter shares repurchased and cancelled	(1,429)	(1)	(499)	-	(500)
Net loss	-	-	-	(39,901)	(39,901)

Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(39,901)	$(11,824)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	1,039	1,139
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expense	(41)	2,000
Decrease in inventory	18	48
Increase in accounts payable	414	-
Increase in accrued interest	409	-
Net Cash Used by Operating Activities	(38,062)	(8,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent	-	(916)
Net Cash Used by Investing Activities	-	(916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	30,250	-
Repurchase of common shares	(500)	-
Net Cash Provided by Financing Activities	29,750	-

Net Decrease in Cash	(8,312)	(9,553)
Cash at Beginning of Period	14,480	24,033
Cash at End of Period	$6,168	$14,480

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2021 and 2020

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Outdoor Specialty Products, Inc. (the “Company”) was incorporated in the State of Utah on January 31, 2014 and changed its domicile to the state of Nevada on February 24, 2021. The Company is in the business of developing and selling outdoor products with its first product focused on a reel protector for fishing reels. The Company also will be selling third party products through its website. The Company has elected a September 30 fiscal year end.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents – For the purpose of the financial statements, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories – Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations. The Company has $2,088 and $2,106 in finished goods and $2,596 and $2,596 in raw materials for the years ended September 30, 2021 and 2020, respectively.

Patents – Patents consist of the cost of obtaining a patent for the Company’s reel protector. Our patents are amortized over their legal life (typically 17 years) and analyzed periodically for impairment in accordance with ASC 350, Intangibles – Goodwill and Other.

Revenue Recognition – When the Company sells a reel protector, it recognizes revenue in accordance with Accounting Standards Update 2014-09 (ASC 606, Revenue from Contracts with Customers). Under ASC 606, the Company recognizes revenue upon the transfer of promised goods to customers in amounts that reflect the consideration to which the Company expects to be entitled. The Company considers revenue earned when all the following criteria are met: (a) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied.

The Company earned $204 and $548 in revenue during the years ended September 30, 2021 and 2020, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2021 and 2020

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Recently Enacted Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2021 and 2020, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

NOTE 2– Income Tax

The Company follows ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company followed the guidance provided by Staff Accounting Bulletin (SAB) No. 118 to calculate the value of the deferred tax calculation and current income tax calculation to show the effect of the Tax Cut and Jobs Act of 2017. Effective January 1, 2018 the corporate tax rate is now 21 percent for all income levels.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2021 and 2020

NOTE 2– Income Tax (continued)

Deferred tax asset and valuation allowance are as follows at September 30:

	2021	2020
Approximate net operating loss carryforward	$31,000	$20,600
Valuation allowance	(31,000)	(20,600)
Deferred tax asset	$-	$-

The components of income tax expense (benefit) are as follows:

	2021	2020
Current federal tax (21%)	$(8,400)	$(2,500)
Current state tax (5%)	(2,000)	(600)
Change in valuation allowance	10,400	3,100
	$-	$-

At September 30, 2021, the Company had net operating loss carryforwards of approximately $119,000 that may be offset against future taxable income as long as the "continuity of ownership" test is met. No tax benefit has been reported in the September 30, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The years 2018-2021 are open to examination by the IRS. No reserves for uncertain tax positions have been recorded.

The Company adopted changes issued by FASB which prescribed a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. Under the guidance, an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2021 and 2020

NOTE 3– Long Lived Assets

Property, Plant, and Equipment

The Company’s capital asset consists of molding equipment stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful life which is determined to be seven years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

The following is a summary of property, plant, and equipment less accumulated depreciation as of September 30:

	2021	2020

Mold	$5,300	$5,300
Total property, plant and equipment	5,300	5,300

Less: accumulated depreciation	(5,300)	(4,669)

Property, plant, equipment, net	$-	$631

Depreciation expense for the year ended September 30, 2021 and 2020 was $631 and $757, respectively.

Patent

The following is a summary of patents less accumulated amortization as of September 30:

	2021	2020

Patent	$6,943	$6,943
Total patent	6,943	6,943

Less: accumulated amortization	(1,943)	(1,535)

Patent, net	$5,000	$5,408

Amortization expense for the year ended September 30, 2021 and 2020 was $408 and $382, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2021 and 2020

NOTE 3– Long Lived Assets (continued)

Patent (continued)

Future amortization of patent are as follows:

Year Ending September 30,

2021	$408
2022	408
2023	408
2024	408
2025	408
Thereafter	2,960
$5,000

The Company has reviewed the patent for impairment and has determined that no impairment loss has been incurred. The cost is being amortized over 17 years, which is the estimated legal life of the patent.

NOTE 4 – Line of Credit – Related Party

During the year ending September 30, 2021, the Company entered into a revolving promissory note agreement with a related party which allows the Company to borrow up to a maximum of $40,000, with funds being advanced from time to time upon request by the Company. The revolving promissory note bears interest at the rate of 3.5%. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022 and we entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. The balance on the line of credit on September 30, 2021 was $30,250 with accrued interest of $409.

NOTE 5 – Stockholders’ Equity

During the year ending September 20, 2021, the Company increased its authorized common shares from 90,000,000 to 190,000,000. Also, during the year ending September 30, 2021, the Company repurchased 1,429 shares of our common stock from a shareholder for $500 upon the shareholders’ exercise of dissenters’ rights, which shares were cancelled.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2021 and 2020

NOTE 6 – Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended September 30:

	2021	2020

Loss (numerator)	$(39,901)	$(11,824)
Weighted average shares (denominator)	5,284,318	5,285,747
Net loss per share – basic and diluted	$-	$-

NOTE 7 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has a limited operating history. These factors, among others, indicate that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

NOTE 8 – Subsequent Events

During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and we entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During December 2021, we borrowed an aggregate principal amount of $5,294 under the second revolving loan agreement.

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and determined that there are no additional events requiring disclosure.