Form 10-Q
period 2021-12-31
Outdoor Specialty Products, Inc.
filed 2022-02-03
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 0-18958

OUTDOOR SPECIALTY PRODUCTS, INC.

(Exact name of registrant as specified in charter)

NEVADA	46-4854952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3842 Quail Hollow Drive, Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

(801) 560-5184

Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of January 25, 2022 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report on Form 10-Q may constitute forward-looking statements. The words believe, may, potentially, estimate, continue, anticipate, intend, could, would, project, plan, expect and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions, and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements. Moreover, we operate in a competitive and changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Report on Form 10-Q and the documents that we have filed with the SEC as exhibits hereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

	December 31, 2021	September 30, 2021
Assets:
Current Assets:
Cash	$7,073	$6,168
Prepaid expense	5,042	458
Inventory	4,670	4,684
Total current assets	16,785	11,310

Other Assets:
Patents, net	4,897	5,000

Total Assets	$21,682	$16,310

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$3,079	$414
Accrued interest	726	409
Line of credit – related party	41,544	30,250

Total Liabilities:	45,349	31,073

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(128,184)	(119,280)
Total Stockholders’ Deficit	(23,667)	(14,763)

Total Liabilities and Stockholders’ Deficit	$21,682	$16,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020

Revenue	$121	$55
Cost of Sales	(13)	(5)
Gross Profit	108	50

Operating Expenses:
General and administrative	8,695	1,847
Total Operating Expenses	8,695	1,847
Loss from Operations	(8,587)	(1,797)
Other Expense:
Interest expense	317	-
Total other expense	317	-
Net Loss	$(8,904)	$(1,797)
Net loss per share of common Stock – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,285,787

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended December 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2020	5,285,747	$5,286	$99,731	$(79,379)	$25,638
Net loss for the three months ended December 31, 2020	-	-	-	(1,797)	(1,797)
Balance, December 31, 2020	5,285,747	$5,286	$99,731	$(81,176)	$23,841

Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)
Net loss for the three months ended December 31, 2021	-	-	-	(8,904)	(8,904)
Balance, December 31, 2021	5,284,318	$5,285	$99,232	$(128,184)	$(23,667)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,904)	$(1,797)
Adjustments to Reconcile Net Loss To Net Cash Used by Operating Activities
Depreciation and Amortization	103	291
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(4,584)	(11,166)
Decrease in inventory	14	5
Increase in accounts payable	2,665	-
Increase in accrued interest	317	-
Net Cash Used by Operating Activities	(10,389)	(12,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	11,294	-
Net Cash Provided by Financing Activities	11,294	-

Net Increase (Decrease) in Cash	905	(12,667)
Cash at Beginning of Period	6,168	14,480
Cash at End of Period	$7,073	$1,813

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 1: Condensed Financial Statements

The accompanying unaudited financial statements of Outdoor Specialty Products, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2021.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has a limited operating history. These factors, among others, may indicate that there is substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the three months ending December 31, 2021, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to June 30, 2022. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $6,000 during the three months ended December 31, 2021, resulting in balances of $36,250 and $30,250, with accrued interest of $721 and $409, at September 30, 2021 and December 31, 2021, respectively.

Also, during the three months ended December 31, 2021, the Company entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During December 2021, we borrowed an aggregate principal amount of $5,294 under this second revolving loan agreement. The balance on this line of credit on December 31, 2021, was $5,294 with accrued interest of $5.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued, and determined that there are no events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue to evolve as the pandemic progresses. The impacts seen to date may continue to create a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We did not generate sufficient revenue to generate net income and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  We intend to increase our sales through the addition of our SLINKOR product and, if required, to seek additional funding through debt or equity offerings to fund our business plan.  There is no assurance that the SLINKOR product will result in an increase in sales or that we will be successful in raising additional funds.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales also relate solely to that product. Total revenues for the three months ended December 31, 2021, were $121, compared to $55 for the three months ended December 31, 2020, an increase of $66, or approximately 120%. We are not aware of any particular reason for the increase in sales.

Cost of Sales

Cost of sales for the three months ended December 31, 2021 was $13, compared to $5 for the three months ended December 31, 2020, an increase of $8, or approximately 160%. The increase in cost of sales in 2021 is primarily attributed to the increase in revenues discussed above. Cost of sales as a percentage of revenues for the three months ended December 31, 2021 was 11% compared to 9% for the three months ended December 31, 2020. Cost of sales as a percentage of sales did not differ dramatically since we offered only one product for sale and the sales price and manufacturing costs have not changed significantly.

General and Administrative Expenses

General and administrative expenses were $8,695 for the three months ended December 31, 2021, compared to $1,847 for the three months ended December 31, 2020, an increase of $6,848 or approximately 371%. The increase in these expenses is primarily attributable to an increase in our legal and accounting expenses associated with our status as an SEC reporting company in 2021 and the filing of our first annual report on Form 10-K.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $103 for the three months ended December 31, 2021 as compared to $291 for the three months ended December 31, 2020.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the three months ended December 31, 2021 or 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $16,785, including cash of $7,073, and current liabilities of $45,349, resulting in a working capital deficit of $28,564. Our current liabilities include an outstanding balance of $41,544, and $726 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder that are due on or before June 30, 2022. As of December 31, 2021, we had an accumulated deficit of $128,184 and a total stockholders’ deficit of $23,667. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the three months ended December 31, 2021, net cash used by operating activities was $10,389, as a result of a net loss of $8,904, reduced by depreciation and amortization of $103, a decrease in inventory of $14, an increase in accounts payable of $2,665, and an increase in accrued interest of $317, and increased by an increase in prepaid expense of $4,584. By comparison, for the three months ended December 31, 2020 net cash used by operating activities was $12,667, as a result of a net loss of $1,797, reduced by depreciation and amortization of $291, and a decrease in inventory of $5, and increased by an increase in prepaid expense of $11,166.

For the three months ended December 31, 2021 and 2020, we had no cash flows used in or provided by investing activities.

For the three months ended December 31, 2021, we had net cash provided by financing activities of $11,294 consisting of proceeds from the revolving loan agreements. For the three months ended December 31, 2020, we had no cash flows from financing activities.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder which provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022. We received proceeds under the revolving loan agreement of $6,000 during the three months ended December 31, 2021, resulting in balances of $36,250 and $30,250, with accrued interest of $721 and $409, at December 31, 2021 and September 30, 2021, respectively. During December 2021, we also entered into a revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During December 2021, we borrowed an aggregate principal amount of $5,294 under this second revolving loan agreement resulting in a balance of $5,294 with accrued interest of $5 at December 31, 2021.

We believe we have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and projected cash flows from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including the expansion of our product line to include the new SLINKOR product. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

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

Cash Requirements

As of December 31, 2021 and 2020, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet financing arrangements.

Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2021, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2021 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6: Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	First Amendment to Revolving Promissory Note Agreement dated December 1, 2021	Incorporated by Reference(2)
10.2	Revolving Promissory Note Agreement with Ed Bailey dated December 1, 2021	Incorporated by Reference(2)
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders Equity (Deficit), (iv) Condensed Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Financial Statements.	This Filing
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included within Exhibit 101).	This Filing

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending September 30, 2021, filed on December 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: February 3, 2022	By:	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)