Form 10-Q
period 2022-03-31
Outdoor Specialty Products, Inc.
filed 2022-05-09
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2022 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED MARCH 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

	March 31, 2022	September 30, 2021
Assets:
Current Assets:
Cash	$2,510	$6,168
Prepaid expense	3,667	458
Inventory	4,668	4,684
Total current assets	10,845	11,310

Other Assets:
Patents, net	4,795	5,000

Total Assets	$15,640	$16,310

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$-	$414
Accrued interest	1,110	409
Line of credit – related party	51,491	30,250

Total Liabilities:	52,601	31,073

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(141,478)	(119,280)
Total Stockholders’ Deficit	(36,961)	(14,763)

Total Liabilities and Stockholders’ Deficit	$15,640	$16,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Revenue	$26	$97	$147	$151
Cost of sales	2	9	15	13
Gross profit	24	88	132	138

Operating Expenses:
General and administrative	12,934	15,398	21,629	17,245
Total Operating Expenses	12,934	15,398	21,629	17,245
Loss from Operations	(12,910)	(15,310)	(21,497)	(17,107)
Other Expense
Interest expense	(384)	(95)	(701)	(95)
Net Loss	$(13,294)	$(15,405)	$(22,198)	$(17,202)
Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,285,676	5,284,318	5,285,732

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

For the six months ended March 31, 2021 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2020	5,285,747	$5,286	$99,731	$(79,379)	$25,638

Net loss for the three months ended December 31, 2020	-	-	-	(1,797)	(1,797)

Balance December 31, 2020	5,285,747	$5,286	$99,731	$(81,176)	$23,841

Net loss for the three months ended March 31, 2021	-	-	-	(15,405)	(15,405)

Balance, March 31, 2021	5,285,747	$5,286	$99,731	$(96,581)	$8,436

Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)

Net loss for the three months ended December 31, 2021	-	-	-	(8,904)	(8,904)

Balance December 31, 2021	5,284,318	$5,285	$99,232	$(128,184)	$(23,667)

Net loss for the three months ended March 31, 2022	-	-	-	(13,294)	(13,294)

Balance, March 31, 2022	5,284,318	$5,285	$99,232	$(141,478)	$(36,961)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,198)	$(17,202)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	205	583
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(3,209)	(2,791)
Decrease in inventory	16	13
Decrease in accounts payable	(414)	-
Increase in accrued interest	701	95
Net Cash Used by Operating Activities	(24,899)	(19,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	21,241	12,250
Net Cash Provided by Financing Activities	21,241	12,250

Net Decrease in Cash	(3,658)	(7,052)
Cash at Beginning of Period	6,168	14,480
Cash at End of Period	$2,510	$7,428

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2022

NOTE 1 – Condensed Financial Statements

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income, has a negative working capital, and has a limited operating history. These factors, among others, may indicate that there is substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through debt or equity offerings and additional stockholder loans if required to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the six months ending March 31, 2022, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to June 30, 2022. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $14,897 during the six months ended March 31, 2022, resulting in balances of $45,147 and $30,250, with accrued interest of $1,059 and $409, at March 31, 2022 and September 30, 2021, respectively.

Also, during the six months ended March 31, 2022, the Company entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. During the six months ended March 31, 2022, we borrowed an aggregate principal amount of $6,344 under this second revolving loan agreement. The balance on this line of credit on March 31, 2022, was $6,344 with accrued interest of $51.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and determined that there are no events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale on our website and on eBay. We intend to commence manufacturing, marketing, and selling our new “SLINKOR” product in the near future, pursuant to a license agreement entered into with the inventor in May 2021.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to increase our sales through the addition of our SLINKOR product and, if required, to seek additional funding through debt or equity offerings to fund our business plan. There is no assurance that the SLINKOR product will result in an increase in sales or that we will be successful in raising additional funds.

Results of Operations for the Three and Six Months Ended March 31, 2022 and 2021

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales also relate solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to purchase it. Total revenues for the three months ended March 31, 2022 were $26, compared to $97 for the three months ended March 31, 2021, a decrease of $71, or approximately 73%. Total revenues for the six months ended March 31, 2022 were $147, compared to $151 for the six months ended March 31, 2021, a decrease of $4, or approximately 3%.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 was $2, compared to $9 for the three months ended March 31, 2021, a decrease of $7, or approximately 78%. Cost of sales for the six months ended March 31, 2022 was $15, compared to $13 for the six months ended March 31, 2021, an increase of $2, or approximately 15%. Cost of sales as a percentage of revenue for the six months ended March 31, 2022 was approximately 10% compared to approximately 9% for the six months ended March 31, 2021. Our cost of sales as a percentage of revenue did not differ significantly from 2021 to 2022 since we offered only one product for sale and there have been no material change in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $12,934 for the three months ended March 31, 2022, compared to $15,398 for the three months ended March 31, 2021, a decrease of $2,464 or approximately 16%. General and administrative expenses were $21,629 for the six months ended March 31, 2022, compared to $17,245 for the six months ended March 31, 2021, an increase of $4,384 or approximately 25%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses and have generally increased as a result of our becoming an SEC reporting company in 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $205 for the six months ended March 31, 2022 as compared to $583 for the six months ended March 31, 2021.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the six months ended March 31, 2022 or 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $10,845, including cash of $2,510, and current liabilities of $52,601, resulting in a working capital deficit of $41,756. Our current liabilities include an outstanding balance of $51,491, and $1,110 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder that are due on or before June 30, 2022. As of March 31, 2022, we had an accumulated deficit of $141,478 and a total stockholders’ deficit of $36,961. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the six months ended March 31, 2022, net cash used by operating activities was $24,899, as a result of a net loss of $22,198, reduced by depreciation and amortization of $205, a decrease in inventory of $16, and an increase in accrued interest of $701, and increased by an increase in prepaid expense of $3,209 and a decrease in accounts payable of $414. By comparison, for the six months ended March 31, 2021 net cash used by operating activities was $19,302, as a result of a net loss of $17,202, reduced by depreciation and amortization of $583, a decrease in inventory of $13, and an increase in accrued interest of $95, and increased by an increase in prepaid expense of $2,791.

For the six months ended March 31, 2022 and 2021, we had no cash flows used in or provided by investing activities.

For the six months ended March 31, 2022, we had net cash provided by financing activities of $21,241 consisting of proceeds from the revolving loan agreements. For the six months ended March 31, 2021, we had net cash provided by financing activities of $12,250, also consisting of proceeds from the revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder which provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022. During December 2021, we also entered into a revolving promissory note agreement with another principal stockholder providing for loans of up to $7,000 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2022. We received proceeds under the revolving loan agreements of $21,241 during the six months ended March 31, 2022, resulting in a balance of $51,491, with accrued interest of $1,110, at March 31, 2022.

We believe we will be able to extend the term of the revolving loan agreements with our president and another principal stockholder and that if we do so, we will have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and cash flows from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including the extension of the revolving loan agreements and the expansion of our product line to include the new SLINKOR product. If we are unable to extend the term of the revolving loan agreements or if our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we will need to raise additional funds through private equity or debt financing or additional stockholder loans. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

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

Cash Requirements

As of March 31, 2022 and September 30, 2021, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of March 31, 2022 and September 30, 2021, we did not have any off-balance sheet financing arrangements.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of March 31, 2022, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of March 31, 2022 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6: Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location
3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Changes in Stockholders Equity (Deficit), (iv) Condensed Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Financial Statements.	This Filing
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within Exhibit 101).	This Filing

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: May 9, 2022	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)