Form 10-Q
period 2022-06-30
Outdoor Specialty Products, Inc.
filed 2022-07-26
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 000-56301

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock as of July 25, 2022 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED JUNE 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

	June 30, 2022	September 30, 2021
Assets:
Current Assets:
Cash	$355	$6,168
Prepaid expense	1,833	458
Inventory	4,656	4,684
Total current assets	6,844	11,310

Other Assets:
Patents, net	4,693	5,000

Total Assets	$11,537	$16,310

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$-	$414
Accrued interest	1,569	409
Line of credit – related party	54,137	30,250

Total Liabilities:	55,706	31,073

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(148,686)	(119,280)
Total Stockholders’ Deficit	(44,169)	(14,763)

Total Liabilities and Stockholders’ Deficit	$11,537	$16,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021

Revenue	$117	$42	$264	$193
Cost of sales	12	4	27	17
Gross profit	105	38	237	176

Operating Expenses:
General and administrative	6,854	10,025	28,483	27,270
Total Operating Expenses	6,854	10,025	28,483	27,270
Loss from Operations	(6,749)	(9,987)	(28,246)	(27,094)
Other Expense
Interest expense	(459)	(112)	(1,160)	(207)
Net Loss	$(7,208)	$(10,099)	$(29,406)	$(27,301)
Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

For the nine months ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2020	5,285,747	$5,286	$99,731	$(79,379)	$25,638
Net loss for the three months ended December 31, 2020	-	-	-	(1,797)	(1,797)
Balance December 31, 2020	5,285,747	$5,286	$99,731	$(81,176)	$23,841

Net loss for the three months ended March 31, 2021	-	-	-	(15,405)	(15,405)
Balance, March 31, 2021	5,285,747	$5,286	$99,731	$(96,581)	$8,436
Dissenter shares repurchased and cancelled	(1,429)	(1)	(499)	-	(500)
Net loss for the three months ended June 30, 2021	-	-	-	(10,099)	(10,099)
Balance, June 30, 2021	5,284,318	$5,285	$99,232	$(106,680)	$(2,163)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)
Net loss for the three months ended December 31, 2021	-	-	-	(8,904)	(8,904)
Balance December 31, 2021	5,284,318	$5,285	$99,232	$(128,184)	$(23,667)

Net loss for the three months ended March 31, 2022	-	-	-	(13,294)	(13,294)
Balance, March 31, 2022	5,284,318	$5,285	$99,232	$(141,478)	$(36,961)
Net loss for the three months ended June 30, 2022	-	-	-	(7,208)	(7,208)
Balance, June 30, 2022	5,284,318	$5,285	$99,232	$(148,686)	$(44,169)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,406)	$(27,301)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	307	874
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(1,375)	(1,416)
Decrease in inventory	28	17
(Decrease) increase in accounts payable	(414)	2,736
Increase in accrued interest	1,160	207
Net Cash Used by Operating Activities	(29,700)	(24,883)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	23,887	12,750
Repurchase of common shares	-	(500)
Net Cash Provided by Financing Activities	23,887	12,250

Net Decrease in Cash	(5,813)	(12,633)
Cash at Beginning of Period	6,168	14,480
Cash at End of Period	$355	$1,847

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

Nine Months Ended June 30, 2022

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

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

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the nine months ending June 30, 2022, the Company amended the revolving promissory note agreement with a related party to extend the maturity date to December 31, 2022, and increase the maximum principal indebtedness from $40,000 to $55,200. The revolving promissory note bears interest at the rate of 3.5%. During the nine months ended June 30, 2022, we borrowed an aggregate principal amount of $17,543 under this revolving loan agreement. On June 30, 2022, the outstanding balance on this agreement was $47,793 with accrued interest of $1,463 and on September 30, 2021, the outstanding balance on this agreement was $30,250 with accrued interest of $409.

During the quarter ended June 30, 2022, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2022, and increase the maximum principal indebtedness from $7,000 to $9,750. During the nine months ended June 30, 2022, we borrowed an aggregate principal amount of $6,344 under this second revolving loan agreement. On June 30, 2022, the outstanding balance on this agreement was $6,344 with accrued interest of $106.

NOTE 4 – STOCKHOLDER’S EQUITY

During the year ending September 30, 2021, the Company repurchased 1,429 shares of its common stock from a shareholder for $500 upon a shareholder’s exercise of dissenters’ rights, which shares were cancelled and returned to the status of authorized and unissued shares.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no events requiring disclosure.

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

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. The COVID-19 pandemic has resulted in restrictions on travel and business operations, temporary closures of businesses, quarantine and shelter-in-place orders, and greater uncertainty in global financial markets. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue to evolve as the pandemic ebbs and flows. The full impact of the COVID-19 pandemic on the Company remains inherently uncertain at the time of this report.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  We intend to increase our sales through the addition of our SLINKOR product and, if required, to seek additional funding through debt or equity offerings and additional stockholder loans to fund our business plan.  There is no assurance that the SLINKOR product will result in an increase in sales or that we will be successful in raising additional funds.

Results of Operations for the Three and Nine Months Ended June 30, 2022 and 2021

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales also relate solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to purchase it. Total revenues for the three months ended June 30, 2022, were $117, compared to $42 for the three months ended June 30, 2021, an increase of $75, or approximately 179%. Total revenues for the nine months ended June 30, 2022, were $264, compared to $193 for the nine months ended June 30, 2021, an increase of $71, or approximately 37%.

Cost of Sales

Cost of sales for the three months ended June 30, 2022 was $12, compared to $4 for the three months ended June 30, 2021, an increase of $8, or approximately 200%. Cost of sales for the nine months ended June 30, 2022 was $27, compared to $17 for the nine months ended June 30, 2021, an increase of $10, or approximately 59%. Cost of sales as a percentage of revenue for the nine months ended June 30, 2022 was approximately 10% compared to approximately 9% for the nine months ended June 30, 2021. Our cost of sales as a percentage of revenue did not differ significantly from 2021 to 2022 since we offered only one product for sale and there have been no material change in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $6,854 for the three months ended June 30, 2022, compared to $10,025 for the three months ended June 30, 2021, a decrease of $3,171 or approximately 32%. General and administrative expenses were $28,483 for the nine months ended June 30, 2022, compared to $27,270 for the nine months ended June 30, 2021, an increase of $1,213 or approximately 4%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses and have generally increased as a result of our becoming an SEC reporting company in 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $307 for the nine months ended June 30, 2022 as compared to $874 for the nine months ended June 30, 2021.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the nine months ended June 30, 2022 or 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $6,844, including cash of $355, and current liabilities of $55,706, resulting in a working capital deficit of $48,862. Our current liabilities include an outstanding principal balance of $54,137, and $1,569 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2022. As of June 30, 2022, we had an accumulated deficit of $148,686 and a total stockholders’ deficit of $44,169. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the nine months ended June 30, 2022, net cash used by operating activities was $29,700, as a result of a net loss of $29,406, which was (i) reduced by depreciation and amortization of $307, a decrease in inventory of $28, and an increase in accrued interest of $1,160, and (ii) increased by an increase in prepaid expense of $1,375 and a decrease in accounts payable of $414. By comparison, for the nine months ended June 30, 2021, net cash used by operating activities was $24,883, as a result of a net loss of $27,301, which was (i) reduced by depreciation and amortization of $874, a decrease in inventory of $17, an increase in accounts payable of $2,736, and an increase in accrued interest of $207, and (ii) increased by an increase in prepaid expense of $1,416.

For the nine months ended June 30, 2022 and 2021, we had no cash flows used in or provided by investing activities.

For the nine months ended June 30, 2022, we had net cash provided by financing activities of $23,887 consisting of proceeds from the revolving loan agreements. For the nine months ended June 30, 2021, we had net cash provided by financing activities of $12,750, also consisting of proceeds from the revolving loan agreements, reduced by $500 for the repurchase of common shares upon a shareholder’s exercise of dissenters’ rights.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and during June 2022, we further amended the agreement to increase the maximum principal indebtedness to $55,200 and extend the maturity date to December 31, 2022. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder which provided for loans of up to $7,000 at an interest rate of 3.5% per annum, which was repayable on or before June 30, 2022. During June 2022, we amended this agreement to increase the maximum principal indebtedness to $9,750 and extend the maturity date to December 31, 2022. We received proceeds under the revolving loan agreements of $23,887 during the nine months ended June 30, 2022, resulting in a principal balance of $54,137, with accrued interest of $1,569, at June 30, 2022.

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

Cash Requirements

As of June 30, 2022 and September 30, 2021, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of June 30, 2022 and September 30, 2021, we did not have any off-balance sheet financing arrangements.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2022, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of June 30, 2022 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6: Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location
3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Second Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of June 2, 2022
10.2	First Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of June 2, 2022
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii)Condensed Statements of Changes in Stockholders Equity (Deficit), (iv)Condensed Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Financial Statements.	This Filing
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within Exhibit 101).	This Filing

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: July 26, 2022	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)