Form 10-K
period 2022-09-30
Outdoor Specialty Products, Inc.
filed 2022-12-21
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-56301

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

As of March 31, 2022, the last day of our most recently completed second fiscal quarter, based on the $0.35 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 254,318 shares held by non-affiliates was approximately $89,011.

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

As of December 12, 2022, there were 5,284,318 shares of the issuer’s common stock outstanding.

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

YEAR ENDED SEPTEMBER 30, 2022

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

ii

PART I

Item 1. Business

Corporate History

Outdoor Specialty Products, Inc. (the “Company,” “we,” or “us”) was originally incorporated in the state of Utah on January 31, 2014, and changed its domicile to the state of Nevada on February 24, 2021. The Company is and has since its inception been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. We license the rights to our “SLINKOR” product pursuant to a license agreement entered into with the inventor in May 2021. We intend to commence manufacturing, marketing, and selling our “SLINKOR” product following completion of our redesign of the product to change the sinking weight to a material other than lead and utilize molds to permit increased production. We have no subsidiaries.

The Reel Guard

The Reel Guard is designed to protect fishing reels from scratching, scuffing, dents, and other damage due to dropping, resting on gravel while servicing the line, being transported with other fishing and outdoor equipment, and general wear and tear. To date, the primary application for the Reel Guard has been fly fishing reels, but we believe the Reel Guard may also be suitable for use with some deep-sea fishing reels. The Reel Guard consists of a thin, rubberized material that is attached to the outer edges of a fishing reel using special adhesive strips that hold the material in place but provide for easy removal with no damage to the reel. The Reel Guard is designed for reels with up to a 4.25-inch diameter that have square to slightly rounded edges, and the custom installation procedure makes the Reel Guard suitable for a variety of different reels. The Reel Guard was invented by Kirk Blosch, the Company’s founder and president, in 2014 to fill a need that he believed was not being met by existing products. We filed for and obtained a provisional patent for the Reel Guard in 2014 under the name “Reel Bumper Guard” and U.S. Patent No. 9,872,485 for the device was issued on January 23, 2018. During 2021, we paid the first (fourth year) maintenance fee for the Reel Guard patent in the amount of $985 to prevent the patent from lapsing. The next maintenance fee will be due on or before July 23, 2025.

The SLINKOR

We entered into a License and Royalty Agreement (the “License Agreement”), dated as of May 4, 2021, with Stephen Smith (the “Licensor”), for another fishing product referred to as the “SLINKOR.” The SLINKOR is a slow sinking fishing sinker comprised of a smooth, egg-shaped piece of pre-molded foam with lead weights compressed into each end using a guide wire that aligns the weights and allows a fishing line to be threaded through the product. The buoyancy of the foam coupled with the calibrated weight of the lead and the movement of the water causes the SLINKOR to sink slowly to the bottom of a lake or river allowing the fisherman to control the desired depth for the bait. The SLINKOR is designed for use with flies, spinners, flatfish, and other types of bait and the weight of the SLINKOR permits the fisherman to make longer casts. The smooth egg shape of the SLINKOR is designed to let it slide along the bottom of the lake or river while resting on top of moss or bouncing over rocks and greatly reducing snags. The device permits a fisherman to run his line through the SLINKOR, attach a swivel, and run 18 to 30 inches of leader from the swivel to the bait based on the current water conditions, the desired depth, and the presence or absence of moss, rocks, and other obstacles. We anticipate that the SLINKOR will be available in two sizes; the large SLINKOR will be 2 inches long and 1 ¼ inches wide and the small SLINKOR will be 1 ¼ inches long by 1 ¼ inches wide.

The License Agreement generally grants us the non-exclusive, world-wide right to use and apply the SLINKOR technology and any intellectual property rights thereto and to make, have made, use, lease, sell, market, or otherwise dispose of the SLINKOR in all markets throughout the world, and the exclusive right to market, sell or otherwise dispose of the SLINKOR in e-commerce markets throughout the world. The License Agreement reserves to the Licensor the non-exclusive right to continue to manufacture and sell the SLINKOR in stores, at trade shows, and in other brick and mortar physical locations and to purchase completed SLINKOR products from us (to the extent available) at our cost plus 10%. In consideration for the rights granted under the License Agreement, we paid the Licensor a one-time license fee in the amount of $500 and agreed to pay the Licensor the following royalties based on our net revenue from sales of the SLINKOR: (i) 20% of net revenue from product sales up to $1 Million, (ii) 15% of net revenue from product sales between $1 Million and $3 Million, and (iii) 10% of net revenue from product sales in excess of $3 Million. We are required to make minimum royalty payments of $1,000 per year to maintain the exclusive nature of the license and prevent it from reverting to a non-exclusive license. During the 2022 year, we paid royalties in the minimum amount of $1,000. This summary description of the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which is filed as an exhibit to this report.

We have postponed the production of the SLINKOR product while we attempt to redesign it to replace the lead weight incorporated in the pre-molded foam ball with a weight made from a non-lead material and to implement a more automated manufacturing process. Over the past several years, there has been an increasing trend by various states to ban the use of lead weights, split shot, and lead-based lures due to potential lead poisoning and damage to waterfowl, other aquatic animals, soil, and water. We believe that lead fishing products are now banned in New Hampshire, New York, Maine, Massachusetts, Vermont, and Washington and that the trend will continue. Our decision to try and move away from the lead weight is motivated by our desire to be a good public citizen by not manufacturing a product that may be harmful to the environment and our belief that lead shot will be outlawed in more locations over the coming years and that it will continue to become more expensive and more difficult to source. We are investigating the replacement of the lead core with a type of steel or resin that would perform in a substantially equivalent manner to the lead shot. We are also investigating the use of two molded capsules for the product, with one capsule housing the weight material and the second housing the first capsule. The use of molds would allow us to accelerate the manufacturing process, which we anticipate would increase production capacity and reduce costs as compared to the manual manufacturing process currently used by the Licensor. No assurances can be given that we will locate a suitable alternative to the lead weight or that any substitute we select will perform as anticipated. We do not plan to commence the manufacturing of the SLINKOR until the redesign has been completed and additional debt or equity funding has been received.

Manufacturing

We own our custom injection mold for the Reel Guard, and we contract with a third party to manufacture the Reel Guard in minimum lots of 1,000 on an as needed basis. The adhesive strips used to attach the Reel Guard to the reel are manufactured by a national adhesives manufacturing company and custom ordered in pre-cut lengths from a local distributor in minimum lots of 1,000. We contract with another third party to print the Reel Guard product information card and package the Reel Guard product in sale-ready packages. Our Reel Guard inventory consists of both the raw material adhesive strips and the finished, packaged product units. For the years ended September 30, 2022 and 2021, respectively, we had on hand $2,042 and $2,088 in finished goods and $2,596 and $2,596 in raw materials.

As discussed above, the production of the SLINKOR has been postponed pending a redesign of the product, which may change the raw materials utilized and provide for the creation of molds to accelerate the production process. We plan to use our existing printing and packaging contractor to print the SLINKOR product information and package the SLINKOR in sale-ready packages.

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

When the redesign of the SLINKOR has been completed, we intend to market it on our website and to expand our website to include marketing materials and SLINKOR instructional videos created by the Licensor.

We believe our business is affected by seasonality, which historically has resulted in higher sales volume during the spring and summer months.

We currently only accept PayPal as the method of payment for our products that are sold on our website and eBay’s payment processing for our products that are sold on eBay. Our products are shipped via U.S. Mail promptly following confirmation from PayPal that payment for an order has been received. Shipping is included in the product price and a customer pays no additional shipping charges.

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

Facilities

Our operations are currently conducted from at the residence of our president. Our facilities are furnished to us at no cost and consist of the shared use of approximately 500 square feet of office space and assembly/storage space. In connection with the commencement of manufacturing of the SLINKOR, we may investigate the desirability of leasing a small assembly, storage, and office space from a third party.

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

Financing

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and during June 2022, we further amended the agreement to increase the maximum principal indebtedness to $55,200 and extend the maturity date to December 31, 2022. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder which provided for loans of up to $7,000 at an interest rate of 3.5% per annum, which was repayable on or before June 30, 2022. During June 2022, we amended this agreement to increase the maximum principal indebtedness to $9,750 and extend the maturity date to December 31, 2022. We received proceeds under the revolving loan agreements of $30,519 during the year ended September 30, 2022, resulting in a principal balance of $60,769, with accrued interest of $2,088, at September 30, 2022. During November 2022, we amended the revolving promissory note agreements to extend the maturity dates to December 31, 2023 and increase the maximum principal amount of the note agreement with our president and the other principal stockholder to $75,000 and $13,240, respectively.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments.

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Properties.

Our principal office is located at the residence of our President, Kirk Blosch, 3842 Quail Hollow Drive, Salt Lake City, UT 84109, and such space is provided to us on a rent-free basis. We believe our office facilities are sufficient for the foreseeable future, although at the time we commence manufacturing of the SLINKOR we may investigate the desirability of leasing a small assembly, storage, and office space from a third party.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets Group under the symbol “ODRS.” However, quotations for the stock during the 2022 and 2021 years were limited and sporadic and there currently is no established trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as set forth in the OTC Market Report. The below quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending September 30, 2022
First Quarter	$1.79	$1.79
Second Quarter	$1.79	$1.79
Third Quarter	$1.79	$1.79
Fourth Quarter	$1.79	$1.75
Year Ended September 30, 2021:
First Quarter	$1.75	$1.75
Second Quarter	$1.75	$1.75
Third Quarter	$1.75	$1.75
Fourth Quarter	$1.75	$1.75

As of December 12, 2022, our shares of common stock were held by 68 stockholders of record as reported by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the latest fiscal year ended September 30, 2022, the only compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance was our 2021 Stock Incentive Plan, adopted on February 8, 2021, which authorizes the issuance of up to 1,000,000 shares of our common stock in awards granted as incentive or non-statutory stock options, restricted stock units, stock appreciation rights, or restricted stock grants. The 10-year plan is administered by our Board of Directors. No awards have been made under the plan to date.

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

Transfer Agent

The transfer agent of our common stock has been Action Stock Transfer Corporation, 2469 Fort Union Blvd #214, Cottonwood Heights, UT 84121; telephone (801) 274-1088. We were recently advised that the accounts of Action Stock Transfer Corporation have been transitioned to Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093; telephone (469) 633-0101.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2022, we did not sell any unregistered securities. No sales of unregistered securities were made by us within the past two years.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2022 fiscal year.

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

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. We have postponed the production of our SLINKOR product pending completion of a design change in the composition of the weighting component from lead to another material and the use of molded product components.

The COVID-19 pandemic has had, and continues to have, a significant impact around the world. The COVID-19 pandemic has resulted in restrictions on travel and business operations, temporary closures of businesses, quarantine and shelter-in-place orders, and greater uncertainty in global financial markets. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. The extent to which the COVID-19 pandemic will impact our business and financial condition in the future will depend on a number of evolving factors that we cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; the availability and distribution of effective treatments and vaccines; governmental, business and individual actions that may be taken in response to the pandemic; the impact of the pandemic on national and global economic activity and financial markets, including the possibility of a national or global recession; and the ability of consumers to pay for products. We expect these changes in behavior to continue to evolve as the pandemic ebbs and flows. The full impact of the COVID-19 pandemic on the Company remains inherently uncertain at the time of this report.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  We intend to seek additional funding, if and to the extent required, through debt or equity offerings and additional stockholder loans. We also intend to increase our sales through the addition of our SLINKOR product upon the completion of its redesign. There is no assurance that we will be successful in raising additional funds or that the SLINKOR product will result in an increase in sales.

Results of Operations

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales have also related solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total sales for the year ended September 30, 2022, were $302, compared to $204 for the year ended September 30, 2021, an increase of $98, or approximately 48%.

Cost of Sales

Cost of sales for 2022 was $46, compared to $18 for 2021, an increase of $28, or approximately 156%. The increase in cost of sales in 2022 is partially attributable to the provision of a limited number of sample/promotional Reel Guard products to fly fishing shops and other potential retail outlets for the product without charge. Such sample/promotional sales reduce inventory and increase the cost of sales but do not generate revenues. Cost of sales as a percentage of sales was approximately 15.2% for 2022 and 8.8% for 2021, with the increase being primarily attributable to the sample/promotional sales described above.

General and Administrative Expenses

General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses. General and administrative expenses were $35,743 for 2022, compared to $39,678 for 2021, a decrease of $3,935 or approximately 9.9%. The decrease is partially attributable to higher legal and accounting expenses in 2021 in connection with our change of domicile merger and the filing of our Form 10 registration statement.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation expense was $0 for 2022 and $631 for 2021. Amortization expense was $409 for 2022 and $408 for 2021, resulting from the amortization of our patent over seventeen years, which is its estimated legal life.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in either 2022 or 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $6,337, including cash of $1,241, and current liabilities of $62,857, resulting in a working capital deficit of $56,520. Our current liabilities include an outstanding balance of $60,769 under the short-term revolving loan agreements for which the due dates have been extended to December 31, 2022. As of September 30, 2022, we had an accumulated stockholders’ deficit of $156,446. We have financed our operations from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For 2022, net cash used by operating activities was $35,446, as a result of a net loss of $37,166, reduced by depreciation and amortization of $409, a decrease in inventory of $46, and an increase in accrued interest of $1,679, and increased by a decrease in accounts payable of $414. By comparison, for 2021 net cash used by operating activities was $38,062, as a result of a net loss of $39,901, reduced by depreciation and amortization of $1,039, a decrease in inventory of $18, an increase in accounts payable of $414, and an increase in accrued interest of 409, and increased by an increase in prepaid expense of $41.

In 2022 and 2021, we had no cash flows used in or provided by investing activities.

In 2022, we had net cash provided by financing activities of $30,519 consisting of the proceeds from the revolving loan agreements, and in 2021 we had net cash provided by financing activities of $29,750, consisting of $30,250 in proceeds from the revolving loan agreements, decreased by $500 for our repurchase of shares of common stock pursuant to a stockholder’s exercise of dissenters’ rights in connection with our change of domicile merger.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and during June 2022, we further amended the agreement to increase the maximum principal indebtedness to $55,200 and extend the maturity date to December 31, 2022. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder which provided for loans of up to $7,000 at an interest rate of 3.5% per annum, which was repayable on or before June 30, 2022. During June 2022, we amended this agreement to increase the maximum principal indebtedness to $9,750 and extend the maturity date to December 31, 2022. We received proceeds under the revolving loan agreements of $30,519 during the year ended September 30, 2022, resulting in a principal balance of $60,769, with accrued interest of $2,088, at September 30, 2022. During November 2022, we amended the revolving promissory note agreements to extend the maturity dates to December 31, 2023 and increase the maximum principal amount of the note agreement with our president and the other principal stockholder to $75,000 and $13,240, respectively.

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

In addition, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19, these containment measures, and recent increases in the rate of inflation cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and no assurance can be given that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Requirements

The Company currently has no lease obligations or requirements and has not entered into any agreements that require a commitment of cash.

Off-Balance Sheet Arrangements

As of September 30, 2022 and 2021, we did not have any off-balance sheet financing arrangements.

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

Inventories

Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations. The Company has $2,042 and $2,088 in finished goods and $2,596 and $2,596 in raw materials at September 30, 2022 and 2021, respectively.

Patents

Patents consist of the cost of obtaining the patent for the Reel Guard. Our patents are amortized over their legal life (typically 17 years) and analyzed periodically for impairment in accordance with ASC 350, Intangibles – Goodwill and Other.

Revenue Recognition

When the Company sells a reel protector, it recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue upon the transfer of promised goods to customers in amounts that reflect the consideration to which the Company expects to be entitled. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company earned $302 and $204 in revenue during the years ended September 30, 2022 and 2021, respectively.

Recently Enacted Pronouncements

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2022, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of September 30, 2022 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer / principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Kirk Blosch	68	President, CEO, and Chairman

Kirk Blosch is the founder of the Company and has been its sole officer and director since its inception in 2014. Since 2008 he has been the owner and principal broker of B&B Real Estate Group LLC, a Salt Lake City, Utah, based real estate firm providing sales, consulting, and development services. Mr. Blosch has over 36 years of experience in evaluating business opportunities, creating business or development plans, funding various projects, and overseeing the construction and development of real estate projects. He received his Bachelor of Science degree in organizational communication from the University of Utah in 1976.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2022 and the sole director took action by written consent in lieu of meetings. Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2022 year.

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

Item 11. Executive Compensation

Kirk Blosch, our President, Secretary and Treasurer, is our only employee. We did not pay any executive compensation during the fiscal years ended September 30, 2022 and 2021. We have not entered into any employment agreements with our officers and directors. We reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

We did not pay our sole director any compensation for serving in his capacity as a director during the fiscal years ended September 30, 2022 and 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 12, 2022. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock, each of our directors, each of our executive officers, and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Principal Stockholders
Ed Bailey	760,000	14.4%
4685 S. Highland Dr. Salt Lake City, UT 84106

Officers and Directors
Kirk Blosch, President and Director (2)	4,250,000	80.4%
3842 Quail Hollow Drive Salt Lake City, UT 84109

Director and Officer (1 person)	4,250,000	80.4%

(1)	Applicable percentage ownership is based on 5,284,318 shares of common stock outstanding as of December 12, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Kirk Blosch is the only officer, employee, and director of the Company. He has full voting and investment control of the shares beneficially owned by him.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and during June 2022, we further amended the agreement to increase the maximum principal indebtedness to $55,200 and extend the maturity date to December 31, 2022. During December 2021, we entered into a revolving promissory note agreement with Ed Bailey, another principal beneficial owner, which provided for loans of up to $7,000 at an interest rate of 3.5% per annum, which was repayable on or before June 30, 2022. During June 2022, we amended this agreement to increase the maximum principal indebtedness to $9,750 and extend the maturity date to December 31, 2022. We received proceeds under both revolving loan agreements of $30,519 during the year ended September 30, 2022, resulting in a principal balance of $60,769, with accrued interest of $2,088, at September 30, 2022.

During November 2022, we amended the revolving promissory note agreements to extend the maturity dates to December 31, 2023 and increase the maximum principal amount of the note agreement with our president and the other principal stockholder to $75,000 and $13,240, respectively.

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

Item 14. Principal Accountant Fees and Services

Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) served as the Company’s independent registered public accounting firm for the fiscal years ended September 30, 2022 and 2021.

During the fiscal years ended September 30, 2022 and 2021, fees for services provided by Pinnacle Accountancy Group of Utah. were as follows:

	Year Ended
	September 30,
	2022	2021
Audit Fees	$7,500	$8,900
Audit-Related Fees	400	400
Tax Fees	-	-
All Other Fees	-	-

Total	$7,900	$9,300

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

Item 15. Exhibit and Financial Statement Schedules

(a)	List of all financial statements filed as part of this report.

(b)	The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Articles of Merger dated February 24, 2021
3.3	3	Bylaws	Incorporated by Reference(1)
4.1	4	2021 Stock Incentive Plan	Incorporated by Reference(1)
10.1	10	Merger Agreement dated February 24, 2021	Incorporated by Reference(1)
10.2	10	Revolving Promissory Note Agreement with Kirk Blosch dated January 4, 2021	Incorporated by Reference(1)
10.3	10	License and Royalty Agreement dated May 4, 2021	Incorporated by Reference(1)
10.4	10	First Amendment to Revolving Promissory Note Agreement dated December 1, 2021	Incorporated by Reference(2)
10.5	10	Revolving Promissory Note Agreement with Ed Bailey dated December 1, 2021	Incorporated by Reference(2)
10.6	10	Second Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of June 2, 2022	Incorporated by Reference(3)
10.7	10	First Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of June 2, 2022	Incorporated by Reference(3)
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending September 30, 2021, filed on December 29, 2021.
(3)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ending June 30, 2022, filed on July 26, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: December 21, 2022	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 21, 2022	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Outdoor Specialty Products, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Outdoor Specialty Products, Inc. (the Company) as of September 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts payable, accrued interest and line of credit – related party (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding the Company’s intentions and ability to provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to manage expenditures, access funding from the capital market, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the Company’s ability to: (i) access funding from the capital market; (ii) manage expenditures, and (iii) obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

December 19, 2022

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

	September 30, 2022	September 30, 2021
Assets:
Current Assets:
Cash	$1,241	$6,168
Prepaid expense	458	458
Invntory	4,638	4,684
Total current assets	6,337	11,310

Property, Plant and Equipment, net	-	-

Other Assets:
Patents, net	4,591	5,000

Total Assets	$10,928	$16,310

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$-	$414
Accrued interest	2,088	409
Line of credit – related party	60,769	30,250
Total Liabilities	62,857	31,073

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232

Accumulated deficit	(156,446)	(119,280)
Total Stockholders’ Deficit	(51,929)	(14,763)

Total Liabilities and Stockholders’ Deficit	$10,928	$16,310

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

	For the Year Ended September 30,
	2022	2021

Revenue	$302	$204
Cost of sales	(46)	(18)
Gross Profit	256	186

Operating Expenses:
General and administrative	35,743	39,678
Total Operating Expenses	35,743	39,678
Loss from Operations	(35,487)	(39,492)

Other Expense:
Interest expense	1,679	409
Total other expense	1,679	409
Net Loss	$(37,166)	$(39,901)
Net loss per share of common stock - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2020	5,285,747	$5,286	$99,731	$(79,379)	$25,638
Dissenter shares repurchased and cancelled	(1,429)	(1)	(499)	-	(500)
Net loss	-	-	-	(39,901)	(39,901)

Balance September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)

Net loss	-	-	-	(37,166)	(37,166)

Balance, September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,166)	$(39,901)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	409	1,039
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	-	(41)
Decrease in inventory	46	18
Increase (decrease) in accounts payable	(414)	414
Increase in accrued interest	1,679	409
Net Cash Used by Operating Activities	(35,446)	(38,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	30,519	30,250
Repurchase of common shares	-	(500)
Net Cash Provided by Financing Activities	30,519	29,750

Net Decrease in Cash	(4,927)	(8,312)
Cash at Beginning of Period	6,168	14,480
Cash at End of Period	$1,241	$6,168

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2022 and 2021

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

Cash and Cash Equivalents – For the purpose of the financial statements, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories – Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations. The Company has $2,042 and $2,088 in finished goods and $2,596 and $2,596 in raw materials at September 30, 2022 and 2021, respectively.

Patents – Patents consist of the cost of obtaining a patent for the Company’s reel protector. Our patents are amortized over their legal life (typically 17 years) and analyzed periodically for impairment in accordance with ASC 350, Intangibles – Goodwill and Other.

Revenue Recognition – When the Company sells a reel protector, it recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue upon the transfer of promised goods to customers in amounts that reflect the consideration to which the Company expects to be entitled. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied.

The Company earned $302 and $204 in revenue during the years ended September 30, 2022 and 2021, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2022 and 2021

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2022 and 2021, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

NOTE 2 – Income Tax

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s corporate tax rate is 21%.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2022 and 2021

NOTE 2 – Income Tax (continued)

Deferred tax asset and valuation allowance are as follows at September 30:

	2022	2021

Approximate net operating loss carryforward	$38,800	$31,000
Valuation allowance	(38,800)	(31,000)

Deferred tax asset	$-	$-

The components of income tax expense (benefit) are as follows:

	2022	2021

Current federal tax (21%)	$(7,800)	$(8,400)
Current state tax (0% and 5%, respectively)	-	(2,000)
Change in valuation allowance	7,800	10,400
	$-	$-

At September 30, 2022, the Company had net operating loss carryforwards of approximately $156,800 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the September 30, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The years 2019-2022 are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

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

September 30, 2022 and 2021

NOTE 3 – Long Lived Assets

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

The following is a summary of property, plant, and equipment less accumulated depreciation as of September 30:

	2022	2021

Mold	$5,300	$5,300
Total property, plant and equipment	5,300	5,300

Less: accumulated depreciation	(5,300)	(5,300)

Property, plant, equipment, net	$-	$-

Depreciation expense for the years ended September 30, 2022 and 2021 was $0 and $631, respectively.

Patent

The following is a summary of patents less accumulated amortization as of September 30:

	2022	2021

Patent	$6,943	$6,943
Total patent	6,943	6,943

Less: accumulated amortization	(2,352)	(1,943)

Patent, net	$4,591	$5,000

Amortization expense for the year ended September 30, 2022 and 2021 was $409 and $408, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2022 and 2021

NOTE 3 – Long Lived Assets (continued)

Patent (continued)

Future amortization of patent are as follows:

Year Ending September 30,
2022	$408
2023	408
2024	408
2025	408
2026	408
Thereafter	2,551

$4,591

The Company has reviewed the patent for impairment and has determined that no impairment loss has been incurred. The cost is being amortized over 17 years, which is the estimated legal life of the patent.

NOTE 4 – Line of Credit – Related Party

During the year ending September 30, 2022, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2022 and increase the principal indebtedness from $40,000 to $55,200. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $21,793 during the year ended September 30, 2022, resulting in balances of $52,043 and $30,250, with accrued interest of $1,909 and $409, at September 30, 2022 and 2021, respectively.

Also, during the year ended September 30, 2022, the Company entered into a new revolving promissory note agreement with another principal stockholder providing for loans of up to $9,750 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2022. During the year ended September 30, 2022, we borrowed an aggregate principal amount of $8,726 under this second revolving loan agreement. The balance on this line of credit at September 30, 2022, was $8,726 with accrued interest of $179.

NOTE 5 – Stockholders’ Equity

During the year ending September 20, 2021, the Company increased its authorized common shares from 90,000,000 to 190,000,000. Also, during the year ending September 30, 2021, the Company repurchased 1,429 shares of our common stock from a shareholder for $500 upon the shareholders’ exercise of dissenters’ rights, which shares were cancelled.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

September 30, 2022 and 2021

NOTE 6 – Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended September 30:

	2022	2021

Loss (numerator)	$(37,166)	$(39,901)
Weighted average shares (denominator)	5,284,318	5,284,318

Net loss per share – basic and diluted	$(0.01)	$(0.01)

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

NOTE 8 – Subsequent Events

During November 2022, we amended the revolving promissory note agreements to extend the maturity dates to December 31, 2023 and increase the maximum principal amount of the note agreement with our president and the other principal stockholder to $75,000 and $13,240, respectively.

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and determined that there are no additional events requiring disclosure.