Form 10-Q
period 2022-12-31
Outdoor Specialty Products, Inc.
filed 2023-02-03
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2023, is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

Assets:	December 31, 2022	September 30, 2022
Current Assets:
Cash	$1,228	$1,241
Accounts receivable	13	-
Prepaid expense	4,584	458
Inventory	4,625	4,638
Total current assets	10,450	6,337

Other Assets:
Patents, net	4,489	4,591

Total Assets	$14,939	$10,928

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued interest	$2,703	$2,088
Line of credit – related party	74,715	60,769

Total Liabilities	77,418	62,857

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(166,996)	(156,446)
Total Stockholders’ Deficit	(62,479)	(51,929)

Total Liabilities and Stockholders’ Deficit	$14,939	$10,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2022	2021

Revenue	$130	$121
Cost of Sales	(13)	(13)
Gross Profit	117	108

Operating Expenses:
General and administrative	10,052	8,695
Total Operating Expenses	10,052	8,695
Loss from Operations	(9,935)	(8,587)
Other Expense:
Interest expense	615	317
Total other expense	615	317
Net Loss	$(10,550)	$(8,904)
Net loss per share of common Stock – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

For the three months ended December 31, 2022, and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)
Net loss for the three months ended December 31, 2021	-	-	-	(8,904)	(8,904)
Balance, December 31, 2021	5,284,318	$5,285	$92,232	$(128,184)	$(23,667)

Balance, September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)
Net loss for the three months ended December 31, 2022	-	-	-	(10,550)	(10,550)
Balance, December 31, 2022	5,284,318	$5,285	$92,232	$(166,996)	$(62,479)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,550)	$(8,904)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	102	103
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(4,126)	(4,584)
Increase in accounts receivable	(13)	-
Decrease in inventory	13	14
Increase in accounts payable	-	2,665
Increase in accrued interest	615	317
Net Cash Used by Operating Activities	(13,959)	(10,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	13,946	11,294
Net Cash Provided by Financing Activities	13,946	11,294

Net Increase (Decrease) in Cash	(13)	905
Cash at Beginning of Period	1,241	6,168
Cash at End of Period	$1,228	$7,073

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

Three Months Ended December 31, 2022

NOTE 1: Condensed Financial Statements

The accompanying unaudited financial statements of Outdoor Specialty Products, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2022.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income, has a negative working capital, and has a limited operating history. These factors, among others, may indicate that there is substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through debt or equity offerings and additional stockholder loans to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

Three Months Ended December 31, 2022

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the three months ending December 31, 2022, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2023 and increased the maximum principal amount to $75,000. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $13,946 during the three months ended December 31, 2022, resulting in balances of $65,989 and $52,043, with accrued interest of $2,448 and $1,909, at December 31, 2022 and September 30, 2022, respectively.

Also, during the three months ended December 31, 2022, the Company amended the revolving promissory note agreement with another principal stockholder increasing the maximum principal indebtedness to $9,750 and extending the maturity date to December 31, 2023. The note bears interest at the rate of 3.5% per annum. The balance on this line of credit was $8,726 and $8,726 on December 31, 2022, and September 30, 2022, respectively, with accrued interest of $255 and $179.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding through debt or equity offerings and additional stockholder loans.  We also intend to increase our sales through the addition of our SLINKOR product upon the completion of its redesign. There is no assurance that we will be successful in raising additional funds or that the SLINKOR product will result in an increase in sales.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

Revenue

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total revenue for the three months ended December 31, 2022, was $130, compared to $121 for the three months ended December 31, 2021, an increase of $9, or approximately 7%.

Cost of Sales

Cost of sales for the three months ended December 31, 2022 and December 31, 2021 was $13. Cost of sales as a percentage of revenue for the three months ended December 31, 2022 was approximately 10% compared to approximately 11% for the three months ended December 31, 2021. Our cost of sales as a percentage of revenue did not differ significantly from 2021 to 2022 since we offered only one product for sale and there have been no material change in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $10,053 for the three months ended December 31, 2022, compared to $8,695 for the three months ended December 31, 2021, an increase of $1,358 or approximately 16%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $102 for the three months ended December 31, 2022 as compared to $103 for the three months ended December 31, 2021.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the three months ended December 31, 2022 or 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $10,450, including cash of $1,228, and current liabilities of $77,418, resulting in a working capital deficit of $66,968. Our current liabilities include an outstanding principal balance of $74,715, and $2,703 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder for which the due dates have been extended to December 31, 2023. As of December 31, 2022, we had an accumulated deficit of $166,996 and a total stockholders’ deficit of $62,479. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the three months ended December 31, 2022, net cash used by operating activities was $13,959, as a result of a net loss of $10,550, which was (i) reduced by depreciation and amortization of $102, a decrease in inventory of $13, and an increase in accrued interest of $615, and (ii) increased by an increase in prepaid expense of $4,126 and an increase in accounts receivable of $13. By comparison, for the three months ended December 31, 2021, net cash used by operating activities was $10,389, as a result of a net loss of $8,904, which was (i) reduced by depreciation and amortization of $103, a decrease in inventory of $14, an increase in accounts payable of $2,665, and an increase in accrued interest of $317, and (ii) increased by an increase in prepaid expense of $4,584.

For the three months ended December 31, 2022 and 2021, we had no cash flows used in or provided by investing activities.

For the three months ended December 31, 2022, we had net cash provided by financing activities of $13,946 consisting of proceeds from the revolving loan agreements. For the three months ended December 31, 2021, we had net cash provided by financing activities of $11,294, also consisting of proceeds from the revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that provided for total loans of up to $40,000 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2021. During December 2021, we amended the revolving promissory note agreement to extend the maturity date to June 30, 2022, and during June 2022, we further amended the agreement to increase the maximum principal indebtedness to $55,200 and extend the maturity date to December 31, 2022. During November 2022, we further amended the agreement to increase the maximum principal indebtedness to $75,000 and extend the maturity date to December 31, 2023. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder which provided for loans of up to $7,000 at an interest rate of 3.5% per annum, which was repayable on or before June 30, 2022. During June 2022, we amended the agreement to increase the maximum principal indebtedness to $9,750 and extend the maturity date to December 31, 2022. During November 2022, we further amended the agreement to increase the maximum principal indebtedness to $13,240 and extend the maturity date to December 31, 2023. We received proceeds under the revolving loan agreements of $13,946 during the three months ended December 31, 2022, resulting in a principal balance of $74,715, with accrued interest of $2,703 at December 31, 2022.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and cash flows from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including the extension of the revolving loan agreements, the expansion of our product line to include the new SLINKOR product, and the costs of redesigning the SLINKOR product. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through private equity or debt financing or additional stockholder loans. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

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

Cash Requirements

As of December 31, 2022 and September 30, 2022, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of December 31, 2022 and September 30, 2022, we did not have any off-balance sheet financing arrangements.

Significant Accounting Policies

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our President/Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2022, the end of the period covered by this report. Based upon that evaluation, our President/Treasurer, concluded that our disclosure controls and procedures as of December 31, 2022 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6: Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location
3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Third Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of November 21, 2022	This Filing
10.2	Second Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of November 21, 2022	This Filing
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: February 3, 2023	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)