Form 10-Q
period 2023-06-30
Outdoor Specialty Products, Inc.
filed 2023-08-08
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2023 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

Assets:	June 30, 2023	September 30, 2022
Current Assets:
Cash	$1,630	$1,241
Prepaid expense	1,833	458
Inventory	4,591	4,638
Total current assets	8,054	6,337

Other Assets:
Patents, net	4,285	4,591

Total Assets	$12,339	$10,928

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued interest	$4,184	$2,088
Line of credit – related party	89,299	60,769

Total Liabilities:	93,483	62,857

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(185,661)	(156,446)
Total Stockholders’ Deficit	(81,144)	(51,929)

Total Liabilities and Stockholders’ Deficit	$12,339	$10,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Revenue	$155	$117	$480	$264
Cost of sales	14	12	46	27
Gross profit	141	105	434	237

Operating Expenses:
General and administrative	5,857	6,854	27,553	28,483
Total Operating Expenses	5,857	6,854	27,553	28,483
Loss from Operations	(5,716)	(6,749)	(27,119)	(28,246)
Other Expense
Interest expense	(774)	(459)	(2,096)	(1,160)
Net Loss	$(6,490)	$(7,208)	$(29,215)	$(29,406)
Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)
Net loss for the three months ended December 31, 2021	-	-	-	(8,904)	(8,904)
Balance December 31, 2021	5,284,318	$5,285	$99,232	$(128,184)	$(23,667)

Net loss for the three months ended March 31, 2022	-	-	-	(13,294)	(13,294)
Balance, March 31, 2022	5,284,318	$5,285	$99,232	$(141,478)	$(36,961)
Net loss for the three months ended June 30, 2022	-	-	-	(7,208)	(7,208)
Balance, June 30, 2022	5,284,318	$5,285	$99,232	$(148,686)	$(44,169)

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)
Net loss for the three months ended December 31, 2022	-	-	-	(10,550)	(10,550)
Balance December 31, 2022	5,284,318	$5,285	$99,232	$(166,996)	$(62,479)

Net loss for the three months ended March 31, 2023	-	-	-	(12,175)	(12,175)
Balance, March 31, 2023	5,284,318	$5,285	$99,232	$(179,171)	$(74,654)
Net loss for the three months ended June 30, 2023	-	-	-	(6,490)	(6,490)
Balance, June 30, 2023	5,284,318	$5,285	$99,232	$(185,661)	$(81,144)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,215)	$(29,406)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	306	307
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(1,375)	(1,375)
Decrease in inventory	47	28
Decrease in accounts payable	-	(414)
Increase in accrued interest	2,096	1,160
Net Cash Used by Operating Activities	(28,141)	(29,700)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	28,530	23,887
Net Cash Provided by Financing Activities	28,530	23,887

Net Increase (Decrease) in Cash	389	(5,813)
Cash at Beginning of Period	1,241	6,168
Cash at End of Period	$1,630	$355

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

Nine Months Ended June 30, 2023

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.

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

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the nine months ending June 30, 2023, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2023, and increase the maximum principal indebtedness to $85,000. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the revolving promissory note of $26,430 during the nine months ended June 30, 2023, resulting in principal balances of $78,473 and $52,043, with accrued interest of $3,743 and $1,909, at June 30, 2023 and September 30, 2022, respectively.

Also, during the nine months ended June 30, 2023, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2023 and increase the maximum principal indebtedness to $15,000. The revolving promissory note bears interest at the rate of 3.5% per annum. The Company received proceeds under the revolving promissory note of $2,100 during the nine months ended June 30, 2023, resulting in principal balances of $10,826 and $8,726, with accrued interest of $441 and $179, on June 30, 2023, and September 30, 2022, respectively.

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

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. We postponed the production of our SLINKOR product pending completion of a design change in the composition of the weighting component from lead to another material and the proposed use of molded product components. We have not been able to identify an effective substitute for lead as the weighting component and are currently reviewing a process in which a premanufactured lead cylinder would be encapsulated with foam using an injection molding process. Both the lead cylinder manufacturing and injection molding processes would be automated, which we believe would result in greater manufacturing efficiencies and lower production costs. While we intend to finalize the design for the SLINKOR product in the near future, the commencement of production will be subject to our receipt of additional financing adequate to cover the initial production costs and product run.

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

Results of Operations for the Three and Nine months Ended June 30, 2023 and 2022

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total revenue for the three months ended June 30, 2023, was $155, compared to $117 for the three months ended June 30, 2022, an increase of $38, or approximately 32%. Total revenue for the nine months ended June 30, 2023, was $480, compared to $264 for the nine months ended June 30, 2022, an increase of $216, or approximately 82%.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 was $14, compared to $12 for the three months ended June 30, 2022, an increase of $2, or approximately 17%. Cost of sales for the nine months ended June 30, 2023 was $46, compared to $27 for the nine months ended June 30, 2022, an increase of $19, or approximately 70%. Cost of sales as a percentage of revenue for the nine months ended June 30, 2023 and 2022 was approximately 10% and 11%, respectively. Our cost of sales as a percentage of revenue did not differ significantly from 2022 to 2023 since we offered only one product for sale and there have been no material change in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $5,857 for the three months ended June 30, 2023, compared to $6,854 for the three months ended June 30, 2022, a decrease of $997 or approximately 15%. General and administrative expenses were $27,553 for the nine months ended June 30, 2023, compared to $28,483 for the nine months ended June 30, 2022, a decrease of $930 or approximately 3.0%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $306 for the nine months ended June 30, 2023 as compared to $307 for the nine months ended June 30, 2022.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the nine months ended June 30, 2023 or 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $8,054, including cash of $1,630, and current liabilities of $93,483, resulting in a working capital deficit of $85,429. Our current liabilities include a principal outstanding balance of $89,299, and $4,184 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2023. As of June 30, 2023, we had an accumulated deficit of $185,661 and a total stockholders’ deficit of $81,144. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the nine months ended June 30, 2023, net cash used by operating activities was $28,141, as a result of a net loss of $29,215, which was (i) reduced by depreciation and amortization of $306, a decrease in inventory of $47, and an increase in accrued interest of $2,096, and (ii) increased by an increase in prepaid expense of $1,375. By comparison, for the nine months ended June 30, 2022 net cash used by operating activities was $29,700, as a result of a net loss of $29,406, which was (i) reduced by depreciation and amortization of $307, a decrease in inventory of $28, and an increase in accrued interest of $1,160, and (ii) increased by an increase in prepaid expense of $1,375 and a decrease in accounts payable of $414.

For the nine months ended June 30, 2023 and 2022, we had no cash flows used in or provided by investing activities.

For the nine months ended June 30, 2023, we had net cash provided by financing activities of $28,530 consisting of proceeds from the revolving loan agreements. For the nine months ended June 30, 2022, we had net cash provided by financing activities of $23,887, also consisting of proceeds from the revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $85,000 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2023. We received proceeds under the revolving promissory note of $26,430 during the nine months ended June 30, 2023, resulting in principal balances of $78,473 and $52,043, with accrued interest of $3,743 and $1,909, at June 30, 2023 and September 30, 2022, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $15,000 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2023. We received proceeds under the second revolving promissory note of $2,100 during the nine months ended June 30, 2023, resulting in principal balances of $10,826 and $8,726, with accrued interest of $441 and $179, at June 30, 2023 and September 30, 2022, respectively.

We believe we will have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and cash flows from operations, subject to an anticipated increase in the maximum principal amounts of the revolving note agreements. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including an increase in the amounts and extension of the due dates of the revolving loan agreements, the expansion of our product line to include the new SLINKOR product, and the costs of redesigning and manufacturing the SLINKOR product. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of June 30, 2023 and September 30, 2022, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of June 30, 2023 and September 30, 2022, we did not have any off-balance sheet financing arrangements.

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

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2023, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of June 30, 2023 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6: Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Fourth Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of May 10, 2023	This Filing
10.2	Third Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of May 10, 2023	This Filing
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: August 8, 2023	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)