Form 10-K
period 2023-09-30
Outdoor Specialty Products, Inc.
filed 2024-01-03
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2023, the last day of our most recently completed second fiscal quarter, based on the $0.35 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 274,318 shares held by non-affiliates was approximately $96,011.

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

As of December 27, 2023, there were 5,284,318 shares of the issuer’s common stock outstanding.

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

YEAR ENDED SEPTEMBER 30, 2023

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

The SLINKOR

We entered into a License and Royalty Agreement (the “License Agreement”), dated as of May 4, 2021, with Stephen Smith (the “Licensor”), for another fishing product referred to as the “SLINKOR.” The SLINKOR is a slow sinking fishing sinker comprised of a smooth, egg-shaped piece of pre-molded foam with lead weights compressed into each end using a guide wire that aligns the weights and allows a fishing line to be threaded through the product. The buoyancy of the foam coupled with the calibrated weight of the lead and the movement of the water causes the SLINKOR to sink slowly to the bottom of a lake or river allowing the fisherman to control the desired depth for the bait. The SLINKOR is designed for use with flies, spinners, flatfish, and other types of bait and the weight of the SLINKOR permits the fisherman to make longer casts. The smooth egg shape of the SLINKOR is designed to let it slide along the bottom of the lake or river while resting on top of moss or bouncing over rocks and greatly reducing snags. The device permits a fisherman to run his line through the SLINKOR, attach a swivel, and run 18 to 30 inches of leader from the swivel to the bait based on the current water conditions, the desired depth, and the presence or absence of moss, rocks, and other obstacles. If we are able to successfully complete the redesign of the SLINKOR as discussed below, we plan to manufacture the product in two sizes commencing with a larger size that will be approximately 1 ¼ inches in length and subsequently introducing a smaller size.

The License Agreement generally grants us the non-exclusive, world-wide right to use and apply the SLINKOR technology and any intellectual property rights thereto and to make, have made, use, lease, sell, market, or otherwise dispose of the SLINKOR in all markets throughout the world, and the exclusive right to market, sell or otherwise dispose of the SLINKOR in e-commerce markets throughout the world. The License Agreement reserves to the Licensor the non-exclusive right to continue to manufacture and sell the SLINKOR in stores, at trade shows, and in other brick and mortar physical locations and to purchase completed SLINKOR products from us (to the extent available) at our cost plus 10%. In consideration for the rights granted under the License Agreement, we paid the Licensor a one-time license fee in the amount of $500 and agreed to pay the Licensor the following royalties based on our net revenue from sales of the SLINKOR: (i) 20% of net revenue from product sales up to $1 Million, (ii) 15% of net revenue from product sales between $1 Million and $3 Million, and (iii) 10% of net revenue from product sales in excess of $3 Million. We are required to make minimum royalty payments of $1,000 per year to maintain the exclusive nature of the license and prevent it from reverting to a non-exclusive license. During the 2023 year, we paid royalties in the minimum amount of $1,000. This summary description of the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which is filed as an exhibit to this report.

We have postponed the production of the SLINKOR product while we attempt to redesign it to replace the lead weight incorporated in the pre-molded foam ball with a weight made from a non-lead material and to implement a more automated manufacturing process. Over the past several years, there has been an increasing trend by various states to ban the use of lead weights, split shot, and lead-based lures due to potential lead poisoning and damage to waterfowl, other aquatic animals, soil, and water. We believe that lead fishing products are now banned in New Hampshire, New York, Maine, Massachusetts, Vermont, and Washington and that the trend will continue. Our decision to try and move away from the lead weight is motivated by our desire to be a good public citizen by not manufacturing a product that may be harmful to the environment and our belief that lead shot will be outlawed in more locations over the coming years and that it will continue to become more expensive and more difficult to source. Our initial efforts to locate a weight made of non-lead material were unsuccessful and we are now focusing our efforts on a complete redesign of the product that would involve the use of a single injection molded component made of a material with weighting properties similar to lead. We believe the use of a single injection molded product would allow us to accelerate the manufacturing process, which we anticipate would increase production capacity and reduce costs as compared to the manual manufacturing process currently used by the Licensor to produce the SLINKOR. No assurances can be given that the proposed injection molded product will be successfully completed or that it will be available for production and sale. We do not plan to commence manufacturing of the new product until the design has been completed and additional debt or equity funding has been received to cover the manufacturing costs.

Manufacturing

We own our custom injection mold for the Reel Guard, and we contract with a third party to manufacture the Reel Guard in minimum lots of 1,000 on an as needed basis. The adhesive strips used to attach the Reel Guard to the reel are manufactured by a national adhesives manufacturing company and custom ordered in pre-cut lengths from a local distributor in minimum lots of 1,000. We contract with another third party to print the Reel Guard product information card and package the Reel Guard product in sale-ready packages. Our Reel Guard inventory consists of both the raw material adhesive strips and the finished, packaged product units. As of September 30, 2023 and 2022, respectively, we had on hand $1,065 and $2,042 in finished goods and $2,596 and $2,596 in raw materials.

As discussed above, the production of the SLINKOR has been postponed pending a redesign of the product, which may change the raw materials utilized and provide for the creation of molds to accelerate the production process. We plan to use our existing printing and packaging contractor to print the SLINKOR product information and package the SLINKOR in sale-ready packages.

We maintain an inventory of products which we believe is sufficient to meet demand. If we should underestimate sales and fail to timely manufacture additional quantities of our products, we could face delays in providing our products to our customers which could have a negative effect on our reputation and result in a decline in our product sales. If we overestimate sales, we will have invested our capital in products that remain in inventory, which will have a negative effect on our financial condition and results of operations. No assurances can be given that we will be able to accurately predict sales and maintain an optimal level of inventory in our system.

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

Marketing / Shipping

We currently market and sell the Reel Guard through our website at “outdoorspecialtyproducts.com,” where we also provide access to marketing materials, instructional videos, and installation instructions. We also list the Reel Guard for sale on eBay. To date we have sold the Reel Guard to residents of over 25 states and have made one sale outside the U.S. to a resident of Hungary.

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

Intellectual Property

We hold a U.S. patent on our Reel Guard. We do not hold patents on any other products, and we do not currently hold any trademarks. No assurance can be given that our patent will provide sufficient protection against potential competitors, and we may be unable to successfully assert our intellectual property rights, or these rights may be invalidated, circumvented, or challenged. Any such inability or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

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

Government Regulation

Our operations are subject to numerous federal, state, and local government regulations. The failure to comply with such requirements or increase in the cost of compliance could adversely affect our operations. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations to date. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. We do not currently anticipate that compliance with government regulations, including environmental regulations, will have a material effect on our capital expenditures, earnings, and competitive position.

Employees and Consultants

We do not currently have any employees other than our founder and president, who has made loans to the Company pursuant to a revolving loan agreement. We anticipate that the loss of our president would have a material adverse impact on our business and financial condition and there is no assurance that we could locate a qualified replacement. We have not entered into an employment agreement with our president and we do not carry “key man” life insurance on his life.

Financing

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $127,500 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $31,478 during the year ended September 30, 2023, resulting in principal balances of $83,521 and $52,043, with accrued interest of $4,444 and $1,909, at September 30, 2023 and 2022, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $22,500 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $6,113 during the year ended September 30, 2023, resulting in principal balances of $14,839 and $8,726, with accrued interest of $568 and $179, at September 30, 2023 and 2022, respectively.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets Group under the symbol “ODRS.” However, quotations for the stock during the 2023 and 2022 years were limited and sporadic and there currently is no established trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as set forth in the OTC Market Report. The below quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending September 30, 2023
First Quarter	$1.79	$1.79
Second Quarter	$1.79	$1.79
Third Quarter	$1.79	$1.79
Fourth Quarter	$1.79	$1.75
Year Ended September 30, 2022:
First Quarter	$1.79	$1.79
Second Quarter	$1.79	$1.79
Third Quarter	$1.79	$1.79
Fourth Quarter	$1.79	$1.79

As of December 27, 2023, our shares of common stock were held by 68 stockholders of record as reported by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the latest fiscal year ended September 30, 2023, the only compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance was our 2021 Stock Incentive Plan, adopted on February 8, 2021, which authorizes the issuance of up to 1,000,000 shares of our common stock in awards granted as incentive or non-statutory stock options, restricted stock units, stock appreciation rights, or restricted stock grants. The 10-year plan is administered by our Board of Directors. No awards have been made under the plan to date.

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

Transfer Agent

The transfer agent of our common stock is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093; telephone (469) 633-0101.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2023, we did not sell any unregistered securities. No sales of unregistered securities were made by us within the past two years.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2023 fiscal year.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding, if and to the extent required, through additional stockholder loans and debt or equity offerings. We also intend to increase our sales through the addition of our SLINKOR product if and when its redesign is completed. There is no assurance that we will be successful in raising additional funds or that the SLINKOR product will be successfully redesigned or result in an increase in sales.

Results of Operations for the years ended September 30, 2023 and 2022

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales have also related solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total sales for the year ended September 30, 2023, were $546, compared to $302 for the year ended September 30, 2022, an increase of $244, or approximately 81%.

Cost of Sales

Cost of sales for 2023 was $976, compared to $46 for 2022. Cost of sales for 2023 included an inventory write-down of $961 to adjust the unit cost. Cost of sales without the inventory write-down was $15 compared to $46 in 2022, a decrease of $31, or approximately 67%. This decrease is partially attributable to an increase in cost of sales in 2022 as a result of providing sample/promotional Reel Guard products to potential retail outlets without charge, which had the effect of reducing inventory and increasing the cost of sales without generating revenues.

General and Administrative Expenses

Our general and administrative expenses were $43,118 for 2023, which included legal, accounting, and Edgar filing expenses and the write-down of the Company’s patent in the amount of $4,183. Without the write-down, general and administrative expenses for 2023 were $38,935 as compared to general and administrative expenses of $35,743 for 2022, an increase of $3,192 or approximately 9%. General and administrative expenses for 2022 consisted primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation expense was $0 for 2023 and 2022. Amortization expense was $408 for 2023 and $409 for 2022, resulting from the amortization of our patent over seventeen years, which is its estimated legal life. As of September 30, 2023, the Company wrote off the remaining net balance on the patent after it was determined an impairment existed in accordance with ASC 360 which requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in either 2023 or 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $7,281, including cash of $3,162, and current liabilities of $105,682, resulting in a working capital deficit of $98,401. Our current liabilities include an outstanding principal balance of $98,360 and accrued interest of $5,012 under the short-term revolving loan agreements for which the due dates have been extended to December 31, 2024. As of September 30, 2023, we had an accumulated stockholders’ deficit of $202,918. We have financed our operations from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the revolving loan agreements.

For 2023, net cash used by operating activities was $35,670, as a result of a net loss of $46,472, reduced by depreciation and amortization of $408, an impairment loss of $4,183 from the write-down of our patent, a decrease in inventory of $977, an increase in accounts payable of $2,310, and an increase in accrued interest of $2,924. By comparison, for 2022 net cash used by operating activities was $35,446 as a result of a net loss of $37,166, reduced by depreciation and amortization of $409, a decrease in inventory of $46, and an increase in accrued interest of $1,679, and increased by a decrease in accounts payable of $414.

In 2023 and 2022, we had no cash flows used in or provided by investing activities.

In 2023, we had net cash provided by financing activities of $37,591 consisting of the proceeds from the revolving loan agreements, and in 2022 we had net cash provided by financing activities of $30,519, also consisting of the proceeds from the revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $127,500 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $31,478 during the year ended September 30, 2023, resulting in principal balances of $83,521 and $52,043, with accrued interest of $4,444 and $1,909, at September 30, 2023 and 2022, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $22,500 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $6,113 during the year ended September 30, 2023, resulting in principal balances of $14,839 and $8,726, with accrued interest of $568 and $179, at September 30, 2023 and 2022, respectively.

We believe we have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and projected cash flows from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. Our future working capital requirements will depend on many factors, including the expansion of our product lines to include the new SLINKOR product if it is successfully redesigned. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans, private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

Requirements

The Company currently has no lease obligations or requirements and has not entered into any agreements that require a commitment of cash.

Off-Balance Sheet Arrangements

As of September 30, 2023 and 2022, we did not have any off-balance sheet financing arrangements.

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

Inventories

Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations. The Company has $1,065 and $2,042 in finished goods and $2,596 and $2,596 in raw materials at September 30, 2023 and 2022, respectively.

Patents

Patents consist of the cost of obtaining the patent for the Reel Guard. Our patents are amortized over their legal life (typically 17 years) and analyzed periodically for impairment in accordance with ASC 360, Impairment and Disposal of Long Lived Assets. As of September 30, 2023, the Company wrote off the remaining net balance on the patent after it was determined an impairment existed in accordance with ASC 360 which requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

Revenue Recognition

When the Company sells a reel protector, it recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue upon the transfer of promised goods to customers in amounts that reflect the consideration to which the Company expects to be entitled. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company earned $546 and $302 in revenue during the years ended September 30, 2023 and 2022, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2023, the end of the period covered by this report. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the existence of material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officer to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses:

We did not maintain effective internal control over financial reporting over the accuracy of the accounting for Inventory costing and impairment of our patent. Specifically, our internal controls with respect to the treatment of inventory were not designed to effectively account for the valuation of inventory on a FIFO basis. Our internal controls with respect of assessment of assets impairment were not designed to effectively account for the impairment in our patent.  These control deficiencies resulted in audit adjustments to our inventory and patent balances during the year-ended September 30, 2023. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness.

Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have taken steps to remediate the material weaknesses identified above and plan to take additional actions to remediate the underlying cause of these material weaknesses as described below:

1.	We put in place additional review related to the accuracy of accounting for inventory which will be reviewed by our principal executive and financial officer, but we believe that additional testing is required before concluding that the material weakness has been remediated.

2.	We will strengthen our procedures around complex accounting issues such as assets impairments and set guidelines for how to conduct and document the reviews of those complex topics.

These actions are subject to ongoing review by management, as well as oversight by our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Kirk Blosch	69	President, CEO, and Chairman

Kirk Blosch is the founder of the Company and has been its sole officer and director since its inception in 2014. Since 2008 he has been the owner and principal broker of B&B Real Estate Group LLC, a Salt Lake City, Utah, based real estate firm providing sales, consulting, and development services. Mr. Blosch has over 37 years of experience in evaluating business opportunities, creating business or development plans, funding various projects, and overseeing the construction and development of real estate projects. He received his Bachelor of Science degree in organizational communication from the University of Utah in 1976.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2023 and the sole director acted by written consent in lieu of meetings. Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2023 year.

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

Item 11. Executive Compensation

Kirk Blosch, our President, Secretary and Treasurer, is our only employee. We did not pay any executive compensation during the fiscal years ended September 30, 2023 and 2022. We have not entered into any employment agreements with our officers and directors. We reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

We did not pay our sole director any compensation for serving in his capacity as a director during the fiscal years ended September 30, 2023 and 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 27, 2023. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock, each of our directors, each of our executive officers, and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Principal Stockholders
Ed Bailey	760,000	14.4%
4685 S. Highland Dr. Salt Lake City, UT 84106

Officers and Directors
Kirk Blosch, President and Director (2)	4,250,000	80.4%
3842 Quail Hollow Drive Salt Lake City, UT 84109

Director and Officer (1 person)	4,250,000	80.4%

(1)	Applicable percentage ownership is based on 5,284,318 shares of common stock outstanding as of December 27, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Kirk Blosch is the only officer, employee, and director of the Company. He has full voting and investment control of the shares beneficially owned by him.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $127,500 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $31,478 during the year ended September 30, 2023, resulting in principal balances of $83,521 and $52,043, with accrued interest of $4,444 and $1,909, at September 30, 2023 and 2022, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal beneficial owner that, as amended, provides for loans of up to $22,500 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $6,113 during the year ended September 30, 2023, resulting in principal balances of $14,839 and $8,726, with accrued interest of $568 and $179, at September 30, 2023 and 2022, respectively. The revolving promissory note agreements were most recently amended on October 9, 2023 to extend the maturity dates of the note agreements to December 31, 2024 and increase the maximum principal indebtedness under the note agreements with Kirk Blosch and Ed Bailey to $127,500 and $22,500, respectively.

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

Item 14. Principal Accountant Fees and Services

GreenGrowth CPAs served as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2023, and Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) served as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2022.

Fees for services provided by Pinnacle Accountancy Group of Utah during the 2023 and 2022 years, respectively, were as follows:

	Year Ended
	September 30,
	2023	2022
Audit Fees	$10,000	$7,500
Audit-Related Fees	-	-
Tax Fees	450	400
All Other Fees	-	-

Total	$10,450	$7,900

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

Item 15. Exhibit and Financial Statement Schedules

(a)	List of all financial statements filed as part of this report.

(b)	The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	3	Bylaws	Incorporated by Reference(1)
4.1	4	2021 Stock Incentive Plan	Incorporated by Reference(1)
10.1	10	Merger Agreement dated February 24, 2021	Incorporated by Reference(1)
10.2	10	Revolving Promissory Note Agreement with Kirk Blosch dated January 4, 2021	Incorporated by Reference(1)
10.3	10	License and Royalty Agreement dated May 4, 2021	Incorporated by Reference(1)
10.5	10	Revolving Promissory Note Agreement with Ed Bailey dated December 1, 2021	Incorporated by Reference(2)
10.6	10	Third Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of November 21, 2022	Incorporated by Reference(3)
10.7	10	Second Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of November 21, 2022	Incorporated by Reference(3)
10.8	10	Fourth Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of May 10, 2023	Incorporated by Reference(4)
10.9	10	Third Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of May 10, 2023	Incorporated by Reference(4)
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending September 30, 2021, filed on December 29, 2021.
(3)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ending December 31, 2022, filed on February 3, 2023.
(4)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ending June 30, 2023, filed on August 8, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: January 3, 2024	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 3, 2024	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Outdoor Specialty Products, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Outdoor Specialty Products, Inc. (the Company) as of September 30, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has a net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts payable, accrued interest and line of credit – related party (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

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

January 3, 2024

We have served as the Company’s auditor since 2023

Los Angeles, California

PCAOB ID Number 6580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Outdoor Specialty Products, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Outdoor Specialty Products, Inc. (the Company) as of September 30, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has a net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts payable, accrued interest and line of credit – related party (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

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

/s/ Pinnacle Accountancy Group of Utah

We served as the Company’s auditor from 2018 to 2022.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

December 19, 2022

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

	September 30, 2023	September 30, 2022
Assets:
Current Assets:
Cash	$3,162	$1,241
Prepaid expense	458	458
Inventory	3,661	4,638
Total current assets	7,281	6,337

Property, Plant and Equipment, net	-	-

Other Assets:
Patents, net	-	4,591

Total Assets	$7,281	$10,928

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$2,310	$-
Accrued interest – related party	5,012	2,088
Line of credit – related party	98,360	60,769
Total Liabilities	105,682	62,857

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232

Accumulated deficit	(202,918)	(156,446)
Total Stockholders’ Deficit	(98,401)	(51,929)

Total Liabilities and Stockholders’ Deficit	$7,281	$10,928

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

	For the Year Ended September 30,
	2023	2022

Revenue	$546	$302
Cost of sales	(976)	(46)
Gross Profit (Loss)	(430)	256

Operating Expenses:
General and administrative	43,118	35,743
Total Operating Expenses	43,118	35,743
Loss from Operations	(43,548)	(35,487)

Other Expense:
Interest expense – related party	2,924	1,679
Total other expense	2,924	1,679
Net Loss	$(46,472)	$(37,166)
Net loss per share of common stock - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	5,284,318	$5,285	$99,232	$(119,280)	$(14,763)

Net loss	-	-	-	(37,166)	(37,166)

Balance September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)

Net loss	-	-	-	(46,472)	(46,472)

Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(46,472)	$(37,166)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	408	409
Impairment Loss	4,183	-
Changes in Operating Assets and Liabilities:
Decrease in inventory	977	46
Increase (decrease) in accounts payable	2,310	(414)
Increase in accrued interest – related party	2,924	1,679
Net Cash Used by Operating Activities	(35,670)	(35,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	37,591	30,519
Net Cash Provided by Financing Activities	37,591	30,519

Net Increase (Decrease) in Cash	1,921	(4,927)
Cash at Beginning of Period	1,241	6,168
Cash at End of Period	$3,162	$1,241

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2023 and 2022

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

Patents – Patents consist of the cost of obtaining a patent for the Company’s reel protector. Our patents are amortized over their legal life (typically 17 years) and analyzed periodically for impairment in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. As of September 30, 2023, the Company wrote off the remaining net balance on the patent after it was determined an impairment existed in accordance with ASC 360.

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

The Company earned $546 and $302 in revenue during the years ended September 30, 2023 and 2022, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2023 and 2022

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

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2023 and 2022, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2023 and 2022

NOTE 2 – Income Tax (continued)

Deferred tax asset and valuation allowance are as follows at September 30:

	2023	2022

Approximate net operating loss carryforward	$48,559	$38,800
Valuation allowance	(48,559)	(38,800)

Deferred tax asset	$-	$-

The components of income tax expense (benefit) are as follows:

	2023	2022

Current federal tax (21%)	$(9,759)	$(7,800)
Change in valuation allowance	9,759	7,800
	$-	$-

At September 30, 2023, the Company had net operating loss carryforwards of approximately $203,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met. No tax benefit has been reported in the September 30, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The years 2020-2023 are open to examination by the IRS. No reserves for uncertain tax positions have been recorded.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2023 and 2022

NOTE 3 – Inventory

The Company’s inventory is broken out by finished goods and raw materials. The following is a summary of inventory as of September 30:

	2023	2022

Raw Materials	$2,596	$2,596
Finished Goods	1,065	2,042

Total Inventory	$3,661	$4,638

NOTE 4 – Long Lived Assets

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

The following is a summary of property, plant, and equipment less accumulated depreciation as of September 30:

	2023	2022

Mold	$5,300	$5,300
Total property, plant and equipment	5,300	5,300

Less: accumulated depreciation	(5,300)	(5,300)

Property, plant, equipment, net	$-	$-

Depreciation expense for the year ended September 30, 2023 and 2022 was $0, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2023 and 2022

NOTE 4 – Long Lived Assets (continued)

Patent

The following is a summary of patents less accumulated amortization as of September 30:

	2023	2022

Patent	$6,943	$6,943
Total patent	6,943	6,943

Less: accumulated amortization	(2,760)	(2,352)
Less: impairment expense	(4,183)	-

Patent, net	$-	$4,591

Amortization expense for the year ended September 30, 2023 and 2022 was $408 and $409, respectively.

As of September 30, 2023, the Company wrote off the remaining net balance on the patent after it was determined an impairment existed in accordance with ASC 360 which requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset (the “Recoverable Amount”).

NOTE 5 – Line of Credit – Related Party

During the year ending September 30, 2022, the Company amended the revolving promissory note agreement with its president and principal stockholder to extend the maturity date to December 31, 2023 and increase the maximum principal indebtedness to $85,000. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $31,478 during the year ended September 30, 2023, resulting in balances of $83,521 and $52,043, with accrued interest of $4,444 and $1,909, at September 30, 2023 and 2022, respectively.

Also, during the year ended September 30, 2023, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2023 and increase the maximum principal indebtedness to $15,000. The note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $6,113 during the year, resulting in balances of $14,839 and $8,726, with accrued interest of $568 and $179, at September 30, 2023 and 2022, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2023 and 2022

NOTE 6 – Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended September 30:

	2023	2022

Loss (numerator)	$(46,472)	$(37,166)
Weighted average shares (denominator)	5,284,318	5,284,318

Net loss per share – basic and diluted	$(0.01)	$(0.01)

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through additional stockholder loans and debt or equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

NOTE 8 – Subsequent Events

During October 2023, we amended the revolving promissory note agreements to extend the maturity dates to December 31, 2024 and increase the maximum principal amount of the note agreements with our president and the other principal stockholder to $127,500 and $22,500, respectively.

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and determined that there are no additional events requiring disclosure.