Form 10-Q
period 2023-12-31
Outdoor Specialty Products, Inc.
filed 2024-02-09
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock as of February 9, 2024 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

	December 31, 2023	September 30, 2023
Assets:
Current Assets:
Cash	$1,540	$3,162
Prepaid expense	5,550	458
Inventory	3,660	3,661
Total current assets	10,750	7,281

Other Assets:
Patents, net	-	-

Total Assets	$10,750	$7,281

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$7,822	$2,310
Accrued interest	5,954	5,012
Line of credit-related party	111,913	98,360

Total Liabilities	125,689	105,682

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(219,456)	(202,918)
Total Stockholders’ Deficit	(114,939)	(98,401)

Total Liabilities and Stockholders’ Deficit	$10,750	$7,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Revenue	$13	$130
Cost of Sales	(1)	(12)
Gross Profit	12	118

Operating Expenses:
General and administrative	15,608	10,053
Total Operating Expenses	15,608	10,053
Loss from Operations	(15,596)	(9,935)
Other Expense:
Interest expense	942	615
Total other expense	942	615
Net Loss	$(16,538)	$(10,550)
Net loss per share of common Stock – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

For the three months ended December 31, 2023, and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)
Net loss for the three months ended December 31, 2022	-	-	-	(10,550)	(10,550)
Balance, December 31, 2022	5,284,318	$5,285	$92,232	$(166,996)	$(62,479)

Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)
Net loss for the three months ended December 31, 2023	-	-	-	(16,538)	(16,538)
Balance, December 31, 2023	5,284,318	$5,285	$92,232	$(219,456)	$(114,939)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,538)	$(10,550)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	-	102
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(5,092)	(4,126)
Increase in accounts receivable	-	(13)
Decrease in inventory	1	13
Increase in accounts payable	5,512	-
Increase in accrued interest	942	615
Net Cash Used by Operating Activities	(15,175)	(13,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	13,553	13,946
Net Cash Provided by Financing Activities	13,553	13,946

Net Increase (Decrease) in Cash	(1,622)	(13)
Cash at Beginning of Period	3,162	1,241
Cash at End of Period	$1,540	$1,228

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

Three Months Ended December 31, 2023

NOTE 1: Condensed Financial Statements

The accompanying unaudited financial statements of Outdoor Specialty Products, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2023.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

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

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the three months ended December 31, 2023, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2024 and increase the maximum principal indebtedness to $127,500. The revolving promissory note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $10,000 during the three months ended December 31, 2023, resulting in principal balances of $93,521 and $83,521, with accrued interest of $5,246 and $4,444, at December 31, 2023 and September 30, 2023, respectively.

Also, during the three months ended December 31, 2023, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2024 and increase the maximum principal indebtedness to $22,500. The revolving promissory note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $3,553 during the three months ended December 31, 2023, resulting in principal balances of $18,392 and $14,839, with accrued interest of $708 and $568, at December 31, 2023 and September 30, 2023, respectively.

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

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. We have postponed the production of the SLINKOR product while we attempt to redesign it to replace the lead weight with a weight made from a non-lead material and to implement a more automated manufacturing process. Our initial efforts to locate a weight made of non-lead material were unsuccessful and we are now focusing our efforts on a complete redesign of the product that would involve the use of a single injection molded component made of a material with weighting properties similar to lead. We believe the use of a single injection molded product would allow us to accelerate the manufacturing process, which we anticipate would increase production capacity and reduce costs as compared to the manual manufacturing process currently used by the Licensor to produce the SLINKOR. No assurances can be given that the proposed injection molded product will be successfully completed or that it will be available for production and sale. We do not plan to commence manufacturing of the new product until the design has been completed and additional debt or equity funding has been received to cover the manufacturing costs.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding through additional stockholder loans and debt or equity offerings. We also intend to increase our sales through the addition of our SLINKOR product when and if its redesign is completed. There is no assurance that we will be successful in raising additional funds or that the SLINKOR product will result in an increase in sales.

Results of Operations for the Three and Three months Ended December 31, 2023 and 2022

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total revenue for the three months ended December 31, 2023, was $13, compared to $130 for the three months ended December 31, 2022, a decrease of $117, or approximately 90%. We are not aware of any reason for the decline in sales.

Cost of Sales

Cost of sales for the three months ended December 31, 2023 was $1, compared to $12 for the three months ended December 31, 2022, a decrease of $11, or approximately 92%, which is in line with the decrease in revenue. Cost of sales as a percentage of revenue for the three months ended December 31, 2023 and 2022 was approximately 8% and 10%, respectively. Our cost of sales as a percentage of revenue did not differ significantly from 2022 to 2023 since we offered only one product for sale and there have been no material changes in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $15,608 for the three months ended December 31, 2023, compared to $10,053 for the three months ended December 31, 2022, an increase of $5,555 or approximately 55%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses and the increase in 2023 is primarily attributable to higher legal fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $0 for the three months ended December 31, 2023 as compared to $102 for the three months ended December 31, 2022. As of September 30, 2023, the Company wrote off the remaining net balance on its patent after it was determined an impairment existed in accordance with ASC 360 which requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the three months ended December 31, 2023 or 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had total current assets of $10,750, including cash of $1,540, and current liabilities of $125,689, resulting in a working capital deficit of $114,939. Our current liabilities include a principal outstanding balance of $111,913, and $5,954 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2024. As of December 31, 2023, we had an accumulated deficit of $219,456 and a total stockholders’ deficit of $114,939. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the three months ended December 31, 2023, net cash used by operating activities was $15,175 as a result of a net loss of $16,538, which was (i) reduced by a decrease in inventory of $1, an increase in accounts payable of $5,512, and an increase in accrued interest of $942, and (ii) increased by an increase in prepaid expense of $5,092. By comparison, for the three months ended December 31, 2022, net cash used by operating activities was $13,959 as a result of a net loss of $10,550, which was (i) reduced depreciation and amortization of $102, a decrease in inventory of $13, and an increase in accrued interest of $615, and (ii) increased by an increase in prepaid expense of $4,126 and an increase in accounts receivable of $13.

For the three months ended December 31, 2023 and 2022, we had no cash flows used in or provided by investing activities.

For the three months ended December 31, 2023, we had net cash provided by financing activities of $13,553 consisting of proceeds from the revolving loan agreements. For the three months ended December 31, 2022, we had net cash provided by financing activities of $13,946, also consisting of proceeds from the revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $127,500 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $10,000 during the three months ended December 31, 2023, resulting in principal balances of $93,521 and $83,521, with accrued interest of $5,246 and $4,444, at December 31, 2023 and September 30, 2023, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $22,500 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $3,553 during the three months ended December 31, 2023, resulting in principal balances of $18,392 and $14,839, with accrued interest of $708 and $568, at December 31, 2023 and September 30, 2023, respectively.

We do not believe we will generate adequate revenues to meet our obligations for the next twelve months and will require additional loans under the revolving note agreements in order to meet such obligations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including our revenues, an increase in the amounts and extension of the due dates of the revolving loan agreements if required, the expansion of our product line to include the new SLINKOR product, and the costs of redesigning and manufacturing the SLINKOR product. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of December 31, 2023 and September 30, 2023, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of December 31, 2023 and September 30, 2023, we did not have any off-balance sheet financing arrangements.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2023, the end of the period covered by this report. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2023.

Changes in internal controls over financial reporting.

Except as described below, there was no change in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During such quarter, in order to address the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2023, we put in place additional review related to the accuracy of accounting for inventory and strengthened our procedures around complex accounting issues such as asset impairments and set guidelines for how to conduct and document the reviews of those complex topics. We believe additional testing is required before concluding that the material weaknesses have been remediated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6: Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Fifth Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of October 9, 2023	This Filing
10.2	Fourth Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of October 9, 2023	This Filing
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: February 9, 2024	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)