Form 10-Q
period 2024-06-30
Outdoor Specialty Products, Inc.
filed 2024-08-13
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 000-56301

OUTDOOR SPECIALTY PRODUCTS, INC.

(Exact name of registrant as specified in charter)

NEVADA (NV)	46-4854952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3842 Quail Hollow Drive, Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2024 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

(Unaudited)

	June 30, 2024	September 30, 2023
Assets:
Current Assets:
Cash	$2,450	$3,162
Prepaid expense	1,920	458
Inventory	3,649	3,661
Total current assets	8,019	7,281

Property, Plant and Equipment, net	4,278	-

Other Assets:
Patents, net	2,230	-

Total Assets	$14,527	$7,281

Liabilities and Stockholders' (Deficit):
Current Liabilities:
Accounts payable	$1,250	$2,310
Accrued interest	8,185	5,012
Line of credit-related party	139,098	98,360

Total Liabilities:	148,533	105,682

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(238,523)	(202,918)
Total Stockholders' Deficit	(134,006)	(98,401)

Total Liabilities and Stockholders' Deficit	$14,527	$7,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Revenue	$52	$155	$130	$480
Cost of sales	5	14	12	46
Gross profit	47	141	118	434

Operating Expenses:
General and administrative	8,210	5,857	32,550	27,553
Total Operating Expenses	8,210	5,857	32,550	27,553
Loss from Operations	(8,163)	(5,716)	(32,432)	(27,119)
Other Expense
Interest expense	(1,145)	(774)	(3,173)	(2,096)
Net Loss	$(9,308)	$(6,490)	$(35,605)	$(29,215)
Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

For the nine months ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)
Net loss for the three months ended December 31, 2022	-	-	-	(10,550)	(10,550)
Balance December 31, 2022	5,284,318	$5,285	$99,232	$(166,996)	$(62,479)

Net loss for the three months ended March 31, 2023	-	-	-	(12,175)	(12,175)
Balance, March 31, 2023	5,284,318	$5,285	$99,232	$(179,171)	$(74,654)
Net loss for the three months ended June 30, 2023	-	-	-	(6,490)	(6,490)
Balance, June 30, 2023	5,284,318	$5,285	$99,232	$(185,661)	$(81,144)

Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)
Net loss for the three months ended December 31, 2023	-	-	-	(16,538)	(16,538)
Balance December 31, 2023	5,284,318	$5,285	$99,232	$(219,456)	$(114,939)

Net loss for the three months ended March 31, 2024	-	-	-	(9,759)	(9,759)
Balance, March 31, 2024	5,284,318	$5,285	$99,232	$(229,215)	$(124,698)
Net loss for the three months ended June 30, 2024	-	-	-	(9,308)	(9,308)
Balance, June 30, 2024	5,284,318	$5,285	$99,232	$(238,523)	$(134,006)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(35,605)	$(29,215)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and Amortization	-	306
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(1,462)	(1,375)
Decrease in inventory	12	47
Decrease in accounts payable	(1,060)	-
Increase in accrued interest	3,173	2,096
Net Cash Used by Operating Activities	(34,942)	(28,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,278)	-
Purchase of patent	(2,230)	-
Net Cash Used by Investing Activities	(6,508)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	40,738	28,530
Net Cash Provided by Financing Activities	40,738	28,530

Net Increase (Decrease) in Cash	(712)	389
Cash at Beginning of Period	3,162	1,241
Cash at End of Period	$2,450	$1,630

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2024

NOTE 1 - Condensed Financial Statements

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2024

NOTE 3 – LINE OF CREDIT – RELATED PARTY

During the nine months ended June 30, 2024, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2024 and increase the maximum principal indebtedness to $127,500.  The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $35,350 during the nine months ended June 30, 2024, resulting in principal balances of $118,871 and $83,521, with accrued interest of $7,153 and $4,444, at June 30, 2024 and September 30, 2023, respectively.

Also, during the nine months ended June 30, 2024, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2024 and increase the maximum principal indebtedness to $22,500.  The revolving promissory note bears interest at the rate of 3.5% per annum.  The Company received proceeds under the line of credit of $5,388 during the nine months ended June 30, 2024, resulting in principal balances of $20,227 and $14,839 with accrued interest of $1,032 and $568, at June 30, 2024, and September 30, 2023, respectively.

NOTE 4 – BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the periods ended June 30:

	2024	2023

Loss (numerator)	$(35,605)	$(29,215)
Weighted average shares (denominator)	5,284,318	5,284,318

Net loss per share – basic and diluted	$(0.01)	$(0.01)

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

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. We are continuing our efforts to design and develop a new slow-sinking sinker product that involves the use of a single injection molded component made of a material with a density heavier than water to achieve a slow sinking rate with enough overall weight to accomplish long distance casting. We believe the use of a single injection molded product will allow us to accelerate the manufacturing process, which we anticipate will increase production capacity and reduce costs. To date we have identified an injection molding manufacturer for the product and engaged it to produce the initial product molds.  We have also filed a patent application for the product. No assurances can be given that the proposed injection molded product will be successfully completed and available for sale, or that there will be consumer demand for the product. We do not currently plan to commence manufacturing of the new product until the design has been finalized, a prototype run has been completed, and additional debt or equity funding has been received to cover the manufacturing costs.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding through additional stockholder loans and debt or equity offerings.  We also intend to increase our sales through the addition of our proposed new slow-sinking sinker when it has been completed and we have received adequate financing to commence manufacturing beyond the prototype run. There is no assurance that we will be successful in raising additional funds or that the slow-sinking sinker will result in an increase in sales.

Results of Operations for the Three and Nine months Ended June 30, 2024 and 2023

Revenue

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total revenue for the three months ended June 30, 2024, was $52, compared to $155 for the three months ended June 30, 2023, a decrease of $103 or approximately 67%. Total revenue for the nine months ended June 30, 2024, was $130, compared to $480 for the nine months ended June 30, 2023, a decrease of $350, or approximately 73%.  We are not aware of any particular reason for the decline in sales of the Reel Guard product in 2024.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 was $5, compared to $14 for the three months ended June 30, 2023, a decrease of $9, or approximately 64%. Cost of sales for the nine months ended June 30, 2024 was $12, compared to $46 for the nine months ended June 30, 2023, a decrease of $34, or approximately 74%. Cost of sales as a percentage of revenue for the nine months ended June 30, 2024 and 2023 was approximately 9% and 10%, respectively. Our cost of sales as a percentage of revenue did not differ significantly from 2023 to 2024 since we offered only one product for sale and there have been no material changes in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $8,210 for the three months ended June 30, 2024, compared to $5,857 for the three months ended June 30, 2023, an increase of $2,353 or approximately 40%. General and administrative expenses were $32,550 for the nine months ended June 30, 2024, compared to $27,553 for the nine months ended June 30, 2023, an increase of $4,997 or approximately 18%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. Depreciation and amortization expense was $0 for the nine months ended June 30, 2024 as compared to $306 for the nine months ended June 30, 2023. As of September 30, 2023, the Company wrote off the remaining net balance on its patent for the Reel Guard product after it was determined an impairment existed in accordance with ASC 360 which requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the nine months ended June 30, 2024 or 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $8,019, including cash of $2,450, and current liabilities of $148,553, resulting in a working capital deficit of $140,514. Our current liabilities include a principal outstanding balance of $139,098, and $8,185 in accrued interest, under the short-term revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2024. As of June 30, 2024, we had an accumulated deficit of $238,523 and a total stockholders’ deficit of $134,006. We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term revolving loan agreements.

For the nine months ended June 30, 2024, net cash used by operating activities was $34,942, as a result of a net loss of $35,605, which was (i) reduced by a decrease in inventory of $12 and an increase in accrued interest of $3,173, and (ii) increased by an increase in prepaid expense of $1,462 and a decrease in accounts payable of $1,060. By comparison, for the nine months ended June 30, 2023 net cash used by operating activities was $28,141, as a result of a net loss of $29,215, which was (i) reduced by depreciation and amortization of $306, a decrease in inventory of $47, and an increase in accrued interest of $2,096, and (ii) increased by an increase in prepaid expense of $1,375.

For the nine months ended June 30, 2024, we had net cash used by investing activities of $6,508 in connection with the development of our new slow sinking sinker product, consisting of the purchase of property, plant and equipment of $4,278 for the injection molds and purchase of patent of $2,230.  For the nine months ended June 30, 2023, we had no cash flows used in or provided by investing activities.

For the nine months ended June 30, 2024, we had net cash provided by financing activities of $40,738 consisting of proceeds from the revolving loan agreements. For the nine months ended June 30, 2023, we had net cash provided by financing activities of $28,530, also consisting of proceeds from the revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $127,500 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $35,350 during the nine months ended June 30, 2024, resulting in principal balances of $118,871 and $83,521, with accrued interest of $7,153 and $4,444, at June 30, 2024 and September 30, 2023, respectively.

During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $22,500 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $5,388 during the nine months ended June 30, 2024, resulting in principal balances of $20,227 and $14,839, with accrued interest of $1,032 and $568, at June 30, 2024 and September 30, 2023, respectively.

We do not believe we will generate adequate revenues to meet our obligations for the next twelve months and believe we will require additional financing in order to meet such obligations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described below. Our future working capital requirements will depend on many factors, including our revenues, an increase in the amounts and extension of the due dates of the revolving loan agreements if required, and the costs of completing the design and manufacturing our proposed new slow-sinking sinker. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to obtain additional stockholder loans or effect an equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of June 30, 2024 and September 30, 2023, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of June 30, 2024 and September 30, 2023, we did not have any off-balance sheet financing arrangements.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, a controls system may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2024, the end of the period covered by this report. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in internal controls over financial reporting.

Except as described below, there was no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During such quarter, in order to continue to address the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2023, we engaged a certified public accountant to assist us with the preparation of our quarterly and annual financial statements, which we believe strengthened our procedures around complex accounting issues such as asset impairments and our guidelines for how to conduct and document the reviews of those complex topics. We believe these steps remediated the previously identified material weaknesses in our internal control over financial reporting.

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

Outdoor Specialty Products, Inc.

Dated: August 13 , 2024	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)