Form 10-K
period 2024-09-30
Outdoor Specialty Products, Inc.
filed 2024-12-13
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024, the last day of our most recently completed second fiscal quarter, based on the $0.35 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 274,318 shares held by non-affiliates was approximately $96,011.

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

As of December 9, 2024, there were 5,284,318 shares of the issuer’s common stock outstanding.

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

YEAR ENDED SEPTEMBER 30, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report on Form 10-K may constitute forward-looking statements. The words believe, may, potentially, estimate, continue, anticipate, intend, could, would, project, plan, expect, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

These forward-looking statements speak only as of the date of this Form 10-K and are subject to uncertainties, assumptions, and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements. Moreover, we operate in a competitive and changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances described in the forward-looking statements will be

ii

achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Report on Form 10-K and the documents that we have filed with the SEC as exhibits hereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

iii

PART I

Item 1. Business

Corporate History

Outdoor Specialty Products, Inc. (the “Company,” “we,” or “us”) was originally incorporated in the state of Utah on January 31, 2014, and changed its domicile to the state of Nevada on February 24, 2021. The Company is and has since its inception been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. During 2024, we terminated the licensing agreement for the SLINKOR product and continued our efforts to design and develop a new slow-sinking sinker product (referred to herein as the “Slow-Sinker”).

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

The Slow-Sinker

We are continuing our efforts to design and develop a new slow-sinking sinker product that involves the use of a single injection molded component made of a material with a density heavier than water to achieve a slow-sinking rate with enough overall weight to accomplish long distance casting. We believe the use of a single injection molded product will allow us to accelerate the manufacturing process, which we anticipate will increase production capacity and reduce costs. To date, we have completed the design for the Slow-Sinker prototype and engaged an injection molding company to produce the initial product molds and manufacture a test run of the prototype product. The prototype design permits two or more of the products to be stacked together to increase the weight, casting distance, and sinking rate. During 2024, we also filed a patent application for the Slow-Sinker.  No assurances can be given that the proposed injection molded Slow-Sinker product will be successfully completed and made available for sale, or that there will be consumer demand for the product. We do not currently plan to commence manufacturing of the proposed new product until the prototype has been evaluated, the design has been finalized, and additional funding has been received to cover the manufacturing costs.

During 2024, we ceased our efforts to redesign the SLINKOR product and on May, 31, 2024, we provided notice of termination of the License and Royalty Agreement (the “License Agreement”), dated as of May 4, 2021, to the licensor, which became effective thirty days thereafter.

Manufacturing

We own our custom injection mold for the Reel Guard, and we contract with a third party to manufacture the Reel Guard in minimum lots of 1,000 on an as needed basis. The adhesive strips used to attach the Reel Guard to the reel are manufactured by a national adhesives manufacturing company and custom ordered in pre-cut lengths from a local distributor in minimum lots of 1,000. We contract with another third party to print the Reel Guard product information card and package the Reel Guard product in sale-ready packages. Our Reel Guard inventory consists of both the raw material adhesive strips and the finished, packaged product units. As of September 30, 2024 and 2023, respectively, we had on hand $1,050 and $1,065 in finished goods and $2,596 and $2,596 in raw materials.

As discussed above, we have completed the prototype design for our proposed new Slow Sinker product and have engaged an injection molding manufacturer to produce the molds for the product and manufacture a test run of the prototype product.

We maintain an inventory of products which we believe is sufficient to meet demand. If we should underestimate sales and fail to timely manufacture additional quantities of our products, we could face delays in providing our products to our customers, which could have a negative effect on our reputation and result in a decline in our product sales. If we overestimate sales, we will have invested our capital in products that remain in inventory, which will have a negative effect on our financial condition and results of operations. No assurances can be given that we will be able to accurately predict sales and maintain an optimal level of inventory in our system.

Although we have purchased substantially all inventories from one supplier and have been dependent on this supplier for all Reel Guard inventory purchases since we commenced operations, we believe the raw materials for both the Reel Guard and the Slow-Sinker are available for purchase from several different sources in the open market. We also believe there are several other manufacturing, printing, and packaging services capable of performing the services provided by our current contractors at competitive prices. Our ability to timely obtain raw materials and finished goods may be affected by events beyond our control, such as the inability of suppliers to timely deliver materials due to work stoppages or slowdowns, or significant weather and health conditions (such as COVID-19). Any adverse change in our supply chain and manufacturing, such as our relationship with our third-party contractors, the financial condition of such contractors, and their ability to provide supplies and services to us on a timely basis could have a material adverse effect on our business, results of operations, and financial condition.

Marketing / Shipping

We currently market and sell the Reel Guard through our website at “outdoorspecialtyproducts.com,” where we also provide access to marketing materials, instructional videos, and installation instructions. We also list the Reel Guard for sale on eBay. To date, we have sold the Reel Guard to residents of over 25 states and have made one sale outside the U.S. to a resident of Hungary.

If and when the Slow-Sinker has been completed, we intend to also market it on our website and to expand our website to include marketing materials for the product.

We believe our business is affected by seasonality, which historically has resulted in higher sales volume during the spring and summer months.

We currently only accept PayPal as the method of payment for our products that are sold on our website and eBay’s payment processing for our products that are sold on eBay. Our products are shipped via U.S. Mail promptly following confirmation from PayPal that payment for an order has been received. Shipping is included in the product price, and a customer pays no additional shipping charges.

Other Products

We have taken initial steps toward the development of what we believe to be a unique fishing rod product that involves the ability to attach different upper fly rod portions of varying lengths and weights to a single rod butt handle that results in a light-weight, multi-purpose fly rod. We have conducted preliminary research regarding the patentability of the proposed product and believe we may be able to obtain patent protection for the product, although no assurances can be given that the product will be developed or that patent protection will be obtained. We have halted our efforts regarding the development of this new product until such time as we have sufficient capital on hand to proceed with its development.

We were formed with the belief that there is an underserved marketplace in the outdoor sporting goods space which can be exploited from multiple fronts. In addition to the Reel Guard and the slow sinking sinker, we intend to investigate opportunities to develop additional products and to market third-party products in the outdoor sporting goods space on our website.

Intellectual Property

We hold a U.S. patent on our Reel Guard and have applied for a patent on our proposed new Slow-Sinker product. We do not hold patents on any other products, and we do not currently hold any trademarks. No assurance can be given that our patents will provide sufficient protection against potential competitors, and we may be unable to successfully assert our intellectual property rights, or these rights may be invalidated, circumvented, or challenged. Any such inability or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Facilities

Our operations are currently conducted from the residence of our president. Our facilities are furnished to us at no cost and consist of the shared use of approximately 500 square feet of office space and assembly/storage space.

Competition

The outdoor specialty products industry is intensely competitive with respect to price, quality, features, and durability, and it is often difficult to entice customers to try a new product. Many of our competitors are well-established companies with name brand recognition, and almost all our competitors have substantially greater financial and other resources than we do. Such competitors include many national and regional companies, and most of our competitors have been in existence for a substantially longer period than we have and are better established. As such, there can be no assurance that we will be able to compete effectively in our chosen market. In addition, a change in the pricing, marketing, or promotional strategies or product mix of one or more of these competitors could have a material adverse impact on our sales and earnings.

Government Regulation

Our operations are subject to numerous federal, state, and local government regulations. The failure to comply with such requirements or an increase in the cost of compliance could adversely affect our operations. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations to date. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. We do not currently anticipate that compliance with government regulations, including environmental regulations, will have a material effect on our capital expenditures, earnings, and competitive position.

Employees and Consultants

We do not currently have any employees other than our founder and president, who has made loans to the Company pursuant to a revolving loan agreement. We anticipate that the loss of our president would have a material adverse impact on our business and financial condition and there is no assurance that we could locate a qualified replacement. We have not entered into an employment agreement with our president, and we do not carry “key man” life insurance on his life.

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

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended through September 30, 2024, provided for total loans of up to $127,500 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $43,100 during the year ended September 30, 2024, resulting in principal balances of $126,621 and $83,521, with accrued interest of $8,237 and $4,444, at September 30, 2024 and 2023, respectively. Effective October 1, 2024, we again amended the revolving promissory note agreement to increase the maximum principal indebtedness to $170,000 and extend the maturity date to December 31, 2025.

During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended through September 30, 2024, provided for loans of up to $22,500 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $7,508 during the year ended September 30, 2024, resulting in principal balances of $22,347 and $14,839, with accrued interest of $1,222 and $568, at September 30, 2024 and 2023, respectively.  Effective October 1, 2024, we again amended the revolving promissory note agreement to increase the maximum principal indebtedness to $30,000 and extend the maturity date to December 31, 2025.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments.

Not Applicable. The Company is a “smaller reporting company.”

Item 2. Properties.

Our principal office is located at the residence of our President, Kirk Blosch, 3842 Quail Hollow Drive, Salt Lake City, UT 84109, and such space is provided to us on a rent-free basis. We believe our office facilities are sufficient for the foreseeable future.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets Group under the symbol “ODRS.” However, quotations for the stock during the 2024 and 2023 years were limited and sporadic and there currently is no established trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as set forth in the OTC Market Report. The below quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending September 30, 2024
First Quarter	$1.79	$1.79
Second Quarter	$1.79	$1.79
Third Quarter	$1.79	$1.79
Fourth Quarter	$1.79	$1.75
Year Ended September 30, 2023:
First Quarter	$1.79	$1.79
Second Quarter	$1.79	$1.79
Third Quarter	$1.79	$1.79
Fourth Quarter	$1.79	$1.79

As of December 9, 2024, our shares of common stock were held by 68 stockholders of record as reported by our transfer agent.

Dividends

Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends. We have never declared cash dividends on our common stock, and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain any future earnings to finance the growth of our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the latest fiscal year ended September 30, 2024, the only compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance was our 2021 Stock Incentive Plan, adopted on February 8, 2021, which authorizes the issuance of up to 1,000,000 shares of our common stock in awards granted as incentive or non-statutory stock options, restricted stock units, stock appreciation rights, or restricted stock grants. The 10-year plan is administered by our Board of Directors. No awards have been made under the plan to date.

Special Sales Practice Requirements with Regard to “Penny Stocks”

In order to protect investors from patterns of fraud and abuse that have occurred in the market for low-priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our stock is currently below $5.00 per share and our stock is subject to the “penny stock” regulations. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Transfer Agent

The transfer agent of our common stock is Colonial Stock Transfer, 7840 S 700 E, Sandy, UT 84070; telephone (801) 355-7540.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2024, we did not sell any unregistered securities. No sales of unregistered securities were made by us within the past two years.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2024 fiscal year.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.

The following discussion contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

We are and have since our inception in 2014 been engaged in the business of developing, selling, and marketing products in niche markets within the specialty outdoor products marketplace. We introduced our proprietary “Reel Guard” product in 2014 and continue to offer it for sale. We are continuing our efforts to design and develop our new Slow-Sinker product that involves the use of a single injection molded component made of a material with a density heavier than water to achieve a slow sinking rate with enough overall weight to accomplish long-distance casting.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding, if and to the extent required, through additional stockholder loans and debt or equity offerings. We also intend to increase our sales through the addition of our proposed Slow-Sinker product if and when its design is finalized and manufacturing has commenced. There is no assurance that we will be successful in raising additional funds or that the Slow-Sinker product will be successfully redesigned or result in an increase in sales.

Results of Operations for the years ended September 30, 2024 and 2023

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our costs of sales have also related solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total sales for the year ended September 30, 2024, were $163, compared to $546 for the year ended September 30, 2023, a decrease of $383, or approximately 70%. We are not aware of any particular reason for the decline in sales of the Reel Guard product in 2024.

Cost of Sales

Cost of sales for 2024 was $15, compared to $976 for 2023. Cost of sales for 2023 included an inventory write-down of $918 to adjust the unit cost. Cost of sales for 2023 without the inventory write-down was $58. Cost of sales as a percentage of revenue including the 2023 inventory write-down was 9.2% for 2024 and 179% for 2023. Without giving effect to the inventory write-down, cost of sales as a percentage of revenue was 9.2% for 2024 and 10.6% for 2023.

General and Administrative Expenses

Our general and administrative expenses were $39,266 for 2024, as compared to general and administrative expenses of $43,118 for 2023, a decrease of $3,852 or approximately 9%. General and administrative expenses for 2024 and 2023 consisted primarily of legal, accounting, and Edgar filing expenses, and general and administrative expenses for 2023 also included the write-down of the Company’s patent for the Reel Guard product in the amount of $4,183, which was primarily responsible for the difference between 2023 and 2024.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. During 2024, the Company acquired molding equipment for its proposed Slow-Sinker product in the amount of $4,278 and incurred patent expenses of $2,255 in connection with such product. Depreciation expense was $153 for 2024 and $0 for 2023. Amortization expense was $63 for 2024 and $408 for 2023, resulting from the amortization of our patents over their estimated legal lives. As of September 30, 2023, the Company wrote off the remaining net balance on the patent for the Reel Guard product after it was determined an impairment existed in accordance with ASC 360.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in either 2024 or 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $10,144, including cash of $560, and current liabilities of $158,427, resulting in a working capital deficit of $148,283. Our current liabilities include an outstanding principal balance of $148,968 and accrued interest of $9,459 under the short-term related party revolving loan agreements for which the due dates have been extended to December 31, 2025. As of September 30, 2024, we had an accumulated deficit of $246,483 and a total stockholders’ deficit of $141,966. We have financed our operations from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the related party revolving loan agreements.

For 2024, net cash used by operating activities was $46,677, as a result of a net loss of $43,565, an increase in prepaid expenses of $5,480, and a decrease in accounts payable of $2,310, offset by depreciation and amortization of $216, a decrease in inventory of $15, and an increase in accrued interest – related party of $4,447. By comparison, for 2023, net cash used by operating activities was $35,670 as a result of a net loss of $46,472, offset by depreciation and amortization of $408, an impairment loss of $4,183 from the write-down of our patent, a decrease in inventory of $977, an increase in accounts payable of $2,310, and an increase in accrued interest - related party of $2,924.

In 2024, we had cash flows from investing activities of $6,533, consisting of $4,278 for the purchase of property, plant and equipment for the test molds for our new Slow Sinker product and $2,255 for the purchase of a patent in connection with the patent application for such product. In 2023, we had no cash flows used in or provided by investing activities.

In 2024, we had net cash provided by financing activities of $50,608 consisting of the proceeds from the related party revolving loan agreements, and in 2023 we had net cash provided by financing activities of $37,591, also consisting of the proceeds from the related party revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020.

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended through September 30, 2024, provides for total loans of up to $127,500 at an interest rate of 3.5% per annum, which was repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $43,100 during the year ended September 30, 2024, resulting in principal balances of $126,621 and $83,521, with accrued interest of $8,237 and $4,444, at September 30, 2024 and 2023, respectively. Effective October 1, 2024, we again amended the revolving promissory note agreement to increase the maximum principal indebtedness to $170,000 and extend the maturity date to December 31, 2025.

During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended through September 30, 2024, provides for loans of up to $22,500 at an interest rate of 3.5% per annum, which was repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $7,508 during the year ended September 30, 2024, resulting in principal balances of $22,347 and $14,839, with accrued interest of $1,222 and $568, at September 30, 2024 and 2023, respectively.  Effective October 1, 2024, we again amended the revolving promissory note agreement to increase the maximum principal indebtedness to $30,000 and extend the maturity date to December 31, 2025.

As described above under the caption “Overview,” our financial statements have been prepared on a going concern basis, however, there are several factors indicating that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

We believe we have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and projected cash flow from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. Our future working capital requirements will depend on many factors, including the expansion of our product lines to include the new Slow- Sinker product if and when the product is finalized. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans, private equity, or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

Requirements

The Company currently has no lease obligations or requirements and has not entered into any agreements that require a commitment of cash.

Off-Balance Sheet Arrangements

As of September 30, 2024 and 2023, we did not have any off-balance sheet financing arrangements.

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

Inventories

Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories for the Reel Guard from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations. The Company has $1,050 and $1,065 in finished goods and $2,596 and $2,596 in raw materials at September 30, 2024 and 2023, respectively.

Patents

Patents consist of the cost of obtaining the patent for the Reel Guard and making application for a patent on our proposed Slow-Sinker product. Our patents are amortized over their legal lives (typically 15 to 17 years) and analyzed periodically for impairment in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. Costs to renew or extend the term of a patent are expensed as incurred. During the year ended September 30, 2024, the Company incurred costs of $2,255 related to the patent application for its proposed new Slow-Sinker product. The Company reviewed the patent for impairment and determined that no impairment loss has been incurred for the year ended September 30, 2024. The cost is being amortized over 15 years, which is the estimated legal life of the patent. As of September 30, 2023, the Company wrote off the remaining net balance on the Reel Guard patent after it was determined an impairment existed in accordance with ASC 360.

Revenue Recognition

When the Company sells its outdoor products, it recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company’s single performance obligation is to deliver its product to customers. Generally, customers will purchase products online for a fixed price, at which time they will remit payment at the time of order placement. The Company does not accept returns or provide refunds or warranties for their products. The Company earned $163 and $546 in revenue during the years ended September 30, 2024 and 2023, respectively and had no accounts receivable or deferred revenue balances as of September 30, 2024, 2023, or 2022.

Recently Enacted Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2024 and 2023, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2024, the end of the period covered by this report. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the existence of material weaknesses in our internal control over financial reporting described below.

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

Our management, including our principal executive and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness that arises from the fact that our principal executive and principal financial officers are the same person, and that such person is also the sole member of our board of directors. This does not provide oversight of management by a board of directors independent of management. Additionally, while we have engaged a third-party certified public accountant to assist us with financial reporting, we do not have any formal accounting procedures in place and we lack reviews by individuals with adequate financial reporting expertise, therefore this does not provide adequate segregation of duties.

Changes in Internal Control over Financial Reporting

Except as described below, there was no change in our internal control over financial reporting during the year ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During such year, in order to continue to address the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2023, we engaged a certified public accountant to assist us with the preparation of our quarterly and annual financial statements, which we believe strengthened our procedures around complex accounting issues such as asset impairments and our guidelines for how to conduct and document the reviews of those complex topics. We believe these steps have remediated some of the previously identified material weaknesses in our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Kirk Blosch	70	President, CEO, and Chairman

Kirk Blosch is the founder of the Company and has been its sole officer and director since its inception in 2014. Since 2008 he has been the owner and principal broker of B&B Real Estate Group LLC, a Salt Lake City, Utah, based real estate firm providing sales, consulting, and development services. Mr. Blosch has over 38 years of experience in evaluating business opportunities, creating business or development plans, funding various projects, and overseeing the construction and development of real estate projects. He received his Bachelor of Science degree in organizational communication from the University of Utah in 1976.

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during the fiscal year ending September 30, 2024, and the sole director acted by written consent in lieu of meetings. Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the fiscal year ended September 30, 2024.

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

Item 11. Executive Compensation

Kirk Blosch, our President, Secretary and Treasurer, is our only employee. We did not pay any executive compensation during the fiscal years ended September 30, 2024 and 2023. We have not entered into any employment agreements with our officers and directors. We reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

We did not pay our sole director any compensation for serving in his capacity as a director during the fiscal years ended September 30, 2024 and 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 9, 2024. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock, each of our directors, each of our executive officers, and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Principal Stockholders
Ed Bailey (2)	760,000	14.4%
4685 S. Highland Dr. Salt Lake City, UT 84106

Officers and Directors
Kirk Blosch, President and Director (3)	4,250,000	80.4%
3842 Quail Hollow Drive Salt Lake City, UT 84109

Director and Officer (1 person)	4,250,000	80.4%

(1)

Applicable percentage ownership is based on 5,284,318 shares of common stock outstanding as of December 9, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Amount reported here includes 750,000 shares held by Maven Strategic Partners, Inc. and 10,000 shares held by Maven Investments, LLC, which are entities owned and controlled by Ed Bailey.

(3)	Kirk Blosch is the only officer, employee, and director of the Company. He has full voting and investment control of the shares beneficially owned by him.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 4, 2021, we entered into a revolving promissory note agreement with Kirk Blosch, our president and a principal stockholder, that, as amended through September 30, 2024, provided for total loans of up to $127,500 at an interest rate 3.5% per annum, which was repayable on or before December 31, 2024. We received proceeds under the revolving promissory note of $43,100 during the year ended September 30, 2024, resulting in principal balances of $126,621 and $83,521, with accrued interest of $8,237 and $4,444, at September 30, 2024 and 2023, respectively.

During December 2021, we entered into a revolving promissory note agreement with Ed Bailey, another principal beneficial stockholder, that, as amended through September 30, 2024, provided for loans of up to $22,500 at an interest rate of 3.5% per annum, which was repayable on or before December 31, 2024. We received proceeds under the second revolving promissory note of $7,508 during the year ended September 30, 2024, resulting in principal balances of $22,347 and $14,839, with accrued interest of $1,222 and $568, at September 30, 2024 and 2023, respectively.

Subsequent to year-end, we entered into amended and restated revolving promissory note agreements with Kirk Blosch and Ed Bailey, dated October 1, 2024, that supersede and replace the note agreements described above.  The amended and restated note agreement with Mr. Blosch provides for a maximum principal indebtedness of $170,000 and the amended and restated note agreement with Mr. Bailey provides for a maximum principal indebtedness of $30,000. The amended and restated note agreements both provide for a maturity date of December 31, 2025 and an interest rate of 3.5%.

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

Item 14. Principal Accountant Fees and Services

MAC Accounting Group & CPAs, LLP served as our independent registered public accounting firm for the fiscal year ended September 30, 2024 and GreenGrowth CPAs served as our independent registered public accounting firm for the fiscal year ended September 30, 2023.

Fees for services provided by our independent registered public accounting firms were as follows:

	Year Ended
	September 30,
	2024	2023
Audit Fees	$12,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$12,000	$10,000

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

Item 15. Exhibit and Financial Statement Schedules

(a)	List of all financial statements filed as part of this report.

(b)	The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	3	Bylaws	Incorporated by Reference(1)
4.1	4	2021 Stock Incentive Plan	Incorporated by Reference(1)
10.1	10	Merger Agreement dated February 24, 2021	Incorporated by Reference(1)
10.2	10	Revolving Promissory Note Agreement with Kirk Blosch dated January 4, 2021	Incorporated by Reference(1)
10.3	10	License and Royalty Agreement dated May 4, 2021	Incorporated by Reference(1)
10.5	10	Revolving Promissory Note Agreement with Ed Bailey dated December 1, 2021	Incorporated by Reference(2)
10.8	10	Fifth Amendment to Revolving Promissory Note Agreement with Kirk Blosch dated as of October 9, 2023	Incorporated by Reference(3)
10.9	10	Fourth Amendment to Revolving Promissory Note Agreement with Ed Bailey dated as of October 9, 2023	Incorporated by Reference(3)
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ending September 30, 2021, filed on December 29, 2021.
(3)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ending December 31, 2023, filed on February 9, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: December 13, 2024	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 13, 2024	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Outdoor Specialty Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Outdoor Specialty Products, Inc. as of September 30, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Outdoor Specialty Products, Inc. as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 7 to the financial statements, the entity does not generate sufficient revenue to generate net income, has a negative working capital, and has a limited operating history.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Outdoor Specialty Products, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Outdoor Specialty Products, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Outdoor Specialty Products, Inc's auditor since 2024.

Midvale, Utah

December 13, 2024

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

January 3, 2024

We served as the Company’s auditor in 2023

Los Angeles, California

PCAOB ID Number 6580

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

	September 30, 2024	September 30, 2023
Assets:
Current Assets:
Cash	$560	$3,162
Prepaid expense	5,938	458
Inventory	3,646	3,661
Total current assets	10,144	7,281

Other Assets:
Property, plant and equipment, net	4,125	-
Patents, net	2,192	-

Total Assets	$16,461	$7,281

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$-	$2,310
Accrued interest – related party	9,459	5,012
Line of credit – related party	148,968	98,360
Total Liabilities	158,427	105,682

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and 2023	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of September 30, 2024 and 2023	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(246,483)	(202,918)
Total Stockholders’ Deficit	(141,966)	(98,401)

Total Liabilities and Stockholders’ Deficit	$16,461	$7,281

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

	For the Year Ended September 30,
	2024	2023

Revenue	$163	$546
Cost of sales	(15)	(976)
Gross Profit (Loss)	148	(430)

Operating Expenses:
General and administrative expenses	39,266	43,118
Total Operating Expenses	39,266	43,118
Loss from Operations	(39,118)	(43,548)

Other Expense:
Interest expense – related party	4,447	2,924
Total other expense	4,447	2,924

Loss before income taxes	(43,565)	(46,472)
Income tax expense	-	-

Net Loss	$(43,565)	$(46,472)

Net loss per share of common stock - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2022	5,284,318	$5,285	$99,232	$(156,446)	$(51,929)

Net loss	-	-	-	(46,472)	(46,472)

Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)

Net loss	-	-	-	(43,565)	(43,565)

Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
Statements of Cash Flows

	For the Year Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,565)	$(46,472)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and amortization	216	408
Impairment loss	-	4,183
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(5,480)	-
Decrease in inventory	15	977
Increase (decrease) in accounts payable	(2,310)	2,310
Increase in accrued interest – related party	4,447	2,924
Net Cash Used by Operating Activities	(46,677)	(35,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,278)	-
Purchase of patent	(2,255)	-
Net Cash Used by Investing Activities	(6,533)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	50,608	37,591
Net Cash Provided by Financing Activities	50,608	37,591

Net Increase (Decrease) in Cash	(2,602)	1,921
Cash at Beginning of Period	3,162	1,241
Cash at End of Period	$560	$3,162

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2024 and 2023

NOTE 1 – Organization and Summary of Significant Accounting Policies

Organization – Outdoor Specialty Products, Inc. (the “Company”) was incorporated in the State of Utah on January 31, 2014 and changed its domicile to the state of Nevada on February 24, 2021. The Company is in the business of developing and selling outdoor products. The Company has elected a September 30 fiscal year end.

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

Cash and Cash Equivalents – For the purpose of the financial statements, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.  As of September 30, 2024 and 2023, the Company had no cash equivalents.

Income Tax – The Company follows ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Inventory – Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations.

Patents – Patents consist of the cost of obtaining a patent for the Company’s reel protector and slow-sinking sinker products. Our patents are amortized over their legal life (typically 15 to 17 years) and analyzed periodically for impairment in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets.  Costs to renew or extend the term of a patent are expensed as incurred.

Property, Plant , and Equipment – The Company’s capital asset consists of molding equipment stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life which is determined to be seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Revenue Recognition – When the Company sells its outdoor products, it recognizes revenue in accordance with Accounting Standards Update 2014-09 (ASC 606, Revenue from Contracts with Customers). The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied.  The Company’s single performance obligation is to deliver its product to customers.  Generally, customers will purchase products online for a fixed price, at which time they will remit payment at the time of order placement.  The Company does not accept returns or provide refunds or warranties for their products.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2024 and 2023

NOTE 1 – Organization and Summary of Significant Accounting Policies (continued)

The Company earned $163 and $546 in revenue during the years ended September 30, 2024 and 2023, respectively, and had no accounts receivable or deferred revenue balances as of September 30, 2024, 2023, or 2022.

Recently Enacted Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2024 and 2023, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

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

Deferred tax asset and valuation allowance are as follows at September 30:

	2024	2023

Approximate net operating loss carryforward	$45,820	$48,559
Valuation allowance	(45,820)	(48,559)

Deferred tax asset	$-	$-

The components of income tax expense (benefit) are as follows:

	2024	2023

Current federal tax (21%)	$(9,149)	$(9,759)
Change in valuation allowance	9,149	9,759
	$-	$-

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2024 and 2023

NOTE 2 – Income Tax (continued)

At September 30, 2024, the Company had net operating loss carryforwards of approximately $246,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met. No tax benefit has been reported in the September 30, 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The years 2021-2024 are open to examination by the IRS. No reserves for uncertain tax positions have been recorded.

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

NOTE 3 – Inventory

The Company’s inventory is broken out by finished goods and raw materials. The following is a summary of inventory as of September 30:

	2024	2023

Raw Materials	$2,596	$2,596
Finished Goods	1,050	1,065

Total Inventory	$3,646	$3,661

NOTE 4 – Long Lived Assets

Property, Plant, and Equipment

The following is a summary of property, plant, and equipment less accumulated depreciation as of September 30:

	2024	2023

Molds	$9,578	$5,300
Total property, plant and equipment	9,578	5,300

Less: accumulated depreciation	(5,453)	(5,300)

Property, plant, equipment, net	$4,125	$-

Depreciation expense for the year ended September 30, 2024 and 2023 was $153 and $0, respectively.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2024 and 2023

NOTE 4 – Long Lived Assets (continued)

Patents

The following is a summary of patents less accumulated amortization as of September 30:

	2024	2023

Patents	$2,255	$6,943
Total patents	2,255	6,943

Less: accumulated amortization	(63)	(2,760)
Less: impairment expense	-	(4,183)

Patent, net	$2,192	$-

Amortization expense for the year ended September 30, 2024 and 2023 was $63 and $408, respectively.

Future amortization of patents are as follows:

Year Ending September 30,
2025	$150
2026	150
2027	150
2028	150
2029	150
Thereafter	1,442

$2,192

During the year ended September 30, 2024, the Company incurred costs of $2,255 related to the patent application for its new slow-sinking sinker product. The Company reviewed the patent for impairment and determined that no impairment loss has been incurred for the year ended September 30, 2024. The cost is being amortized over 15 years, which is the estimated legal life of the patent, and as of September 30, 2024 the weighted-average amortization period for the patent was approximately 14.6 years.

During the year ended September 30, 2023, the Company wrote off the remaining net balance on the patent of $4,183 after it was determined an impairment existed in accordance with ASC 360 which requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset (the “Recoverable Amount”).

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2024 and 2023

NOTE 5 – Line of Credit – Related Party

During the year ending September 30, 2024, the Company amended the revolving promissory note agreement with its president and principal stockholder to extend the maturity date to December 31, 2024 and increase the maximum principal indebtedness to $127,500. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $43,100 during the year ended September 30, 2024, resulting in balances of $126,621 and $83,521, with accrued interest of $8,237 and $4,444, at September 30, 2024 and 2023, respectively.  Interest expense on the line of credit for the year ended September 30, 2024 was $3,793.

Also, during the year ended September 30, 2024, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2024 and increase the maximum principal indebtedness to $22,500. The note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $7,508 during the year, resulting in balances of $22,347 and $14,839, with accrued interest of $1,222 and $568, at September 30, 2024 and 2023, respectively.  Interest expense on the line of credit for the year ended September 30, 2024 was $654.

NOTE 6 – Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended September 30:

	2024	2023

Loss (numerator)	$(43,565)	$(46,472)
Weighted average shares (denominator)	5,284,318	5,284,318

Net loss per share – basic and diluted	$(0.01)	$(0.01)

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2024 and 2023

NOTE 8 – Subsequent Events

Effective October 1, 2024, we entered into amended and restated revolving promissory note agreements with our president and another principal stockholder that supersede and replace the previous revolving promissory note agreements described in Note 5.  The amended and restated note agreement with our president and principal stockholder provides for a maximum principal indebtedness of $170,000 and the amended and restated note agreement with the other principal stockholder provides for a maximum principal indebtedness of $30,000. The amended and restated note agreements both provide for a maturity date of December 31, 2025, and an interest rate of 3.5%.

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and determined that there are no additional events requiring disclosure.

