Form 10-Q
period 2024-12-31
Outdoor Specialty Products, Inc.
filed 2025-02-05
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

_____________________________________________________________________________________

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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of February 5, 2025 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report on Form 10-Q may constitute forward-looking statements. The words believe, may, potentially, estimate, continue, anticipate, intend, could, would, project, plan, expect and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•our future financial and operating results;

•our business strategy;

•our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•the effects of market conditions on our stock price and operating results;

•our ability to maintain our competitive technological advantages against competitors in our industry;

•our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

•our ability to introduce new products and bring them to market in a timely manner;

•our ability to maintain, protect and enhance our intellectual property;

•the effects of increased competition in our market and our ability to compete effectively;

•costs associated with defending intellectual property infringement and other claims;

•our expectations concerning our relationships with customers and other third parties;

•the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;

•risks associated with sourcing and manufacturing; and

•our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	December 31, 2024	September 30, 2024
Assets:
Current Assets:
Cash	$2,771	$560
Prepaid expense	4,950	5,938
Inventory	3,644	3,646
Total current assets	11,365	10,144
Other Assets:
Property, plant and equipment, net	3,972	4,125
Patents, net	2,155	2,192

Total Assets	$17,492	$16,461

Liabilities and Stockholders' (Deficit):
Current Liabilities:
Accounts payable	$4,710	$-
Accrued interest - related party	10,871	9,459
Line of credit - related party	166,242	148,968

Total Liabilities	181,823	158,427

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and September 30, 2024	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of December 31, 2024 and September 30, 2024	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(268,848)	(246,483)
Total Stockholders' Deficit	(164,331)	(141,966)

Total Liabilities and Stockholders' Deficit	$17,492	$16,461

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2024	2023

Revenue	$26	$13
Cost of sales	(2)	(1)
Gross Profit	24	12

Operating Expenses:
General and administrative	20,977	15,608
Total Operating Expenses	20,977	15,608
Loss from Operations	(20,953)	(15,596)
Other Expense:
Interest expense – related party	1,412	942
Total other expense	1,412	942
Net Loss	$(22,365)	$(16,538)
Net loss per share of common stock – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended December 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock- holders’ Deficit
	Shares	Amount
Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)
Net loss for the three months ended December 31, 2023	-	-	-	(16,538)	(16,538)
Balance, December 31, 2023	5,284,318	$5,285	$99,232	$(219,456)	$(114,939)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock- holders’ (Deficit)
	Shares	Amount
Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)
Net loss for the three months ended December 31, 2024	-	-	-	(22,365)	(22,365)
Balance, December 31, 2024	5,284,318	$5,285	$99,232	$(268,848)	$(164,331)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,365)	$(16,538)
Adjustments to Reconcile Net Loss To Net Cash Used by Operating Activities
Depreciation and amortization	190	-
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expense	988	(5,092)
Decrease in inventory	2	1
Increase in accounts payable	4,710	5,512
Increase in accrued interest – related party	1,412	942
Net Cash Used by Operating Activities	(15,063)	(15,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	17,274	13,553
Net Cash Provided by Financing Activities	17,274	13,553

Net Increase (Decrease) in Cash	2,221	(1,622)
Cash at Beginning of Period	560	3,162
Cash at End of Period	$2,771	$1,540

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2024

NOTE 1 – Condensed Financial Statements

The accompanying unaudited financial statements of Outdoor Specialty Products, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2024.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2024

NOTE 3 – Line of Credit – Related Party

During the three months ending December 31, 2024, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $170,000.  The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $14,727 and recorded interest expense of $1,204 during the three months ended December 31, 2024, resulting in principal balances of $141,348 and $126,621, with accrued interest of $9,441 and $8,237, at December 31, 2024 and September 30, 2024, respectively.

Also, during the three months ending December 31, 2024, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $30,000.  The revolving promissory note bears interest at the rate of 3.5% per annum.  The Company received proceeds under the line of credit of $2,547 and recorded interest expense of $208 during the three months ended December 31, 2024, resulting in principal balances of $24,894 and $22,347 with accrued interest of $1,430 and $1,222, at December 31, 2024, and September 30, 2024, respectively.

NOTE 4 – Inventory

The Company’s inventory is broken out by finished goods and raw materials.  The following is a summary of inventory:

	December 31, 2024	September 30, 2024
Raw Materials	$2,596	$2,596
Finished Goods	1,048	1,050
Total Inventory	$3,644	$3,646

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, may indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding, if and to the extent required, through additional stockholder loans and debt or equity offerings.  We also intend to increase our sales through the addition of our proposed Slow-Sinker product if and when its design is finalized and manufacturing has commenced. There is no assurance that we will be successful in raising additional funds or that the Slow-Sinker product will be successfully designed or result in an increase in sales.

Results of Operations for the Three months Ended December 31, 2024 and 2023

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product.  Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase.  Total revenue for the three months ended December 31, 2024, was $26, compared to $13 for the three months ended December 31, 2023, an increase of $13, or 100%.  We are not aware of any specific reason for the increase in sales.

Cost of Sales

Cost of sales for the three months ended December 31, 2024 was $2, compared to $1 for the three months ended December 31, 2023, an increase of $1, or 100%, which is in line with the increase in revenue.  Cost of sales as a percentage of revenue was approximately 7.7% for each of the three-month periods ended December 31, 2024 and 2023.  Our cost of sales as a percentage of revenue did not differ significantly from 2024 to 2023 since we offered only one product for sale and there have been no material changes in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $20,977 for the three months ended December 31, 2024, compared to $15,608 for the three months ended December 31, 2023, an increase of $5,369 or approximately 34.4%.  General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business.  Depreciation and amortization expense was $190 for the three months ended December 31, 2024 as compared to $0 for the three months ended December 31, 2023.  The increase results from our acquisition of molding equipment for the proposed Slow-Sinker product and the filing of a patent with respect to such product.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the three months ended December 31, 2024 or 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had total current assets of $11,365, including cash of $2,771, and current liabilities of $181,823, resulting in a working capital deficit of $170,458.  Our current liabilities include accounts payable of $4,710, and a principal outstanding balance of $166,242 and $10,871 in accrued interest under the short-term related party revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2025.  As of December 31, 2024, we had an accumulated deficit of $268,848 and a total stockholders’ deficit of $164,331.  We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term related party revolving loan agreements.

For the three months ended December 31, 2024, net cash used by operating activities was $15,063 as a result of a net loss of $22,365, offset by depreciation and amortization of $190, a decrease in prepaid expense of $988, a decrease in inventory of $2, an increase in accounts payable of $4,710 and an increase in accrued interest – related party of $1,412.  By comparison, for the three months ended December 31, 2023, net cash used by operating activities was $15,175 as a result of a net loss of $16,538 and an increase in prepaid expense of $5,092, offset by a decrease in inventory of $1, an increase in accounts payable of $5,512, and an increase in accrued interest – related party of $942.

For the three months ended December 31, 2024 and 2023, we had no cash flows used in or provided by investing activities.

For the three months ended December 31, 2024, we had net cash provided by financing activities of $17,274 consisting of proceeds from the related party revolving loan agreements.  For the three months ended December 31, 2023, we had net cash provided by financing activities of $13,553, also consisting of proceeds from the related party revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $170,000 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2025.  We received proceeds under the revolving promissory note of $14,727 and recorded interest expense of $1,204 during the three months ended December 31, 2024, resulting in principal balances of $141,348 and $126,621, with accrued interest of $9,441 and $8,237, at December 31, 2024 and September 30, 2024, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $30,000 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2025. We received proceeds under the second revolving promissory note of $2,547 and recorded interest expense of $208 during the three months ended December 31, 2024, resulting in principal balances of $24,894 and $22,347, with accrued interest of $1,430 and $1,222, at December 31, 2024 and September 30, 2024, respectively.

We believe we have adequate funds to meet our obligations for the next twelve months from our current cash, the revolving note agreements, and projected cash flow from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including our revenues and the expansion of our product lines to include the new Slow-Sinker product if and when the product is finalized. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of December 31, 2024 and September 30, 2024, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of December 31, 2024 and September 30, 2024, we did not have any off-balance sheet financing arrangements.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this report.  Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2024.

Changes in internal controls over financial reporting.

Except as described below, there was no change in our internal control over financial reporting during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Cybersecurity Matters

To date, due to our limited financial resources, we have not adopted any special processes for assessing, identifying, and managing material risks from cybersecurity threats to the Company or through our use of any third-party service provider, and we have not engaged any assessors, consultants, auditors, or other third parties in connection with such risks.  We are not aware of any previous cybersecurity incidents involving the Company and we do not believe cybersecurity risks have materially affected us or our strategy, results of operations or financial condition. Our president, who is also our sole director and sole employee, is responsible for the oversight of risks from cybersecurity threats and is informed about such risks because of his direct participation in the Company’s operations, transactions, and relationships. Our president has no prior work experience in cybersecurity and no relevant degrees, certifications, knowledge, skills, or other background in cybersecurity. Although we face cybersecurity risks, we believe such risks are reduced by the nature of our operations in which our product sales are made and payments are received through eBay and our website and email systems are maintained by third parties. We do not independently maintain any servers or other extensive information systems and correspondence and other business information is stored on our president’s computer system, which is not on a network and is protected by a third-party virus protection program. We may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our or our providers information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our products, time-consuming and expensive litigation, fines, penalties, and other damages.

Item 6:  Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Amended and Restated Revolving Promissory Note Agreement with Kirk Blosch dated as of October 1, 2024	This Filing
10.2	Amended and Restated Revolving Promissory Note Agreement with Ed Bailey dated as of October 1, 2024	This Filing
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: February 5, 2025	By /s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)