Form 10-Q
period 2025-03-31
Outdoor Specialty Products, Inc.
filed 2025-05-07
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2025 is 5,284,318.

OUTDOOR SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED MARCH 31, 2025

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2025	September 30, 2024
Assets:
Current Assets:
Cash	$5,559	$560
Prepaid expense	5,203	5,938
Inventory	3,642	3,646
Total current assets	14,404	10,144

Other Assets:
Property, plant and equipment, net	3,820	4,125
Patents, net	2,117	2,192

Total Assets	$20,341	$16,461

Liabilities and Stockholders' (Deficit):
Current Liabilities:
Accounts payable	$5,940	$-
Accrued interest – related party	12,364	9,459
Line of credit – related party	176,242	148,968

Total Liabilities:	194,546	158,427

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and September 30, 2024	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of March 31, 2025 and September 30, 2024	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(278,722)	(246,483)
Total Stockholders' Deficit	(174,205)	(141,966)

Total Liabilities and Stockholders' Deficit	$20,341	$16,461

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Revenue	$26	$65	$52	$78
Cost of sales	2	6	4	7
Gross profit	24	59	48	71

Operating Expenses:
General and administrative	8,405	8,732	29,382	24,340
Total Operating Expenses	8,405	8,732	29,382	24,340
Loss from Operations	(8,405)	(8,673)	(29,382)	(24,269)
Other Expense
Interest expense	(1,493)	(1,086)	(2,905)	(2,028)
Net Loss	$(9,874)	$(9,759)	$(32,239)	$(26,297)
Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock- holders’ Deficit
	Shares	Amount
Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)

Net loss for the three months ended December 31, 2023	-	-	-	(16,538)	(16,538)

Balance December 31, 2023	5,284,318	5,285	99,232	(219,456)	(114,939)

Net loss for the three months ended March 31, 2024	-	-	-	(9,759)	(9,759)

Balance, March 31, 2024	5,284,318	$5,285	$99,232	$(229,215)	$(124,698)

Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)

Net loss for the three months ended December 31, 2024	-	-	-	(22,365)	(22,365)

Balance December 31, 2024	5,284,318	5,285	99,232	(268,848)	(164,331)

Net loss for the three months ended March 31, 2025	-	-	-	(9,874)	(9,874)

Balance, March 31, 2025	5,284,318	$5,285	$99,232	$(278,722)	$(174,205)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(32,239)	$(26,297)
Adjustments to Reconcile Net Loss To Net Cash Used by Operating Activities
Depreciation and amortization	380	-
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expense	735	(2,902)
Decrease in inventory	4	7
Increase (decrease) in accounts payable	5,940	(2,310)
Increase in accrued interest – related party	2,905	2,028
Net Cash Used by Operating Activities	(22,275)	(29,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	27,274	29,553
Net Cash Provided by Financing Activities	27,274	29,553

Net Increase (Decrease) in Cash	4,999	79
Cash at Beginning of Period	560	3,162
Cash at End of Period	$5,559	$3,241

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2025

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2025

NOTE 3 – Line of Credit – Related Party

During the six months ending March 31, 2025, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $170,000. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $23,227 and recorded interest expense of $2,475 during the six months ended March 31, 2025, resulting in principal balances of $149,848 and $126,621, with accrued interest of $10,712 and $8,237, at March 31, 2025 and September 30, 2024, respectively.

Also, during the six months ending March 31, 2025, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $30,000. The revolving promissory note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $4,047 and recorded interest expense of $430 during the six months ended March 31, 2025, resulting in principal balances of $26,394 and $22,347 with accrued interest of $1,652 and $1,222, at March 31, 2025, and September 30, 2024, respectively.

NOTE 4 – Inventory

The Company’s inventory is broken out by finished goods and raw materials.  The following is a summary of inventory:

	March 31, 2025	September 30, 2024
Raw Materials	$2,596	$2,596
Finished Goods	1,046	1,050
Total Inventory	$3,642	$3,646

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

Results of Operations for the Three and Six months Ended March 31, 2025 and 2024

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product.  Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase.  Total revenue for the three months ended March 31, 2025, was $26, compared to $65 for the three months ended March 31, 2024, a decrease of $39 or approximately 60%. Total revenue for the six months ended March 31, 2025, was $52, compared to $78 for the six months ended March 31, 2024, a decrease of $26, or approximately 33%. We are not aware of any specific reason for the decrease in sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 was $2, compared to $6 for the three months ended March 31, 2024, a decrease of $4, or approximately 67%. Cost of sales for the six months ended March 31, 2025 was $4, compared to $7 for the six months ended March 31, 2024, a decrease of $3, or approximately 43%. Cost of sales as a percentage of revenue for the six months ended March 31, 2025 and 2024 was approximately 8% and 9%, respectively. Our cost of sales as a percentage of revenue did not differ significantly from 2024 to 2025 since we offered only one product for sale and there have been no material changes in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $8,405 for the three months ended March 31, 2025, compared to $8,732 for the three months ended March 31, 2024, a decrease of $327 or approximately 4%. General and administrative expenses were $29,382 for the six months ended March 31, 2025, compared to $24,340 for the six months ended March 31, 2024, an increase of $5,042 or approximately 21%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business.  Depreciation and amortization expense was $380 for the six months ended March 31, 2025 as compared to $0 for the six months ended March 31, 2024.  The increase results from our acquisition of molding equipment for the proposed Slow-Sinker product and the filing of a patent with respect to such product.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the six months ended March 31, 2025 or 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had total current assets of $14,404, including cash of $5,559, and current liabilities of $194,546, resulting in a working capital deficit of $180,142.  Our current liabilities include accounts payable of $5,940, and a principal outstanding balance of $176,242 and $12,364 in accrued interest under the short-term related party revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2025.  As of March 31, 2025 we had an accumulated deficit of $278,722 and a total stockholders’ deficit of $174,205.  We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term related party revolving loan agreements.

For the six months ended March 31, 2025, net cash used by operating activities was $22,275 as a result of a net loss of $32,239, offset by depreciation and amortization of $380, a decrease in prepaid expense of $735, a decrease in inventory of $4, an increase in accounts payable of $5,940 and an increase in accrued interest – related party of $2,905. By comparison, for the six months ended March 31, 2024, net cash used by operating activities was $29,474 as a result of a net loss of $26,297, an increase in prepaid expense of $2,902, and a decrease in accounts payable of $2,310, offset by a decrease in inventory of $7, and an increase in accrued interest – related party of $2,028.

For the six months ended March 31, 2025 and 2024, we had no cash flows used in or provided by investing activities.

For the six months ended March 31, 2025, we had net cash provided by financing activities of $27,274 consisting of proceeds from the related party revolving loan agreements.  For the six months ended March 31, 2024, we had net cash provided by financing activities of $29,553, also consisting of proceeds from the related party revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $170,000 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2025.  We received proceeds under the revolving promissory note of $23,227 and recorded interest expense of $2,475 during the six months ended March 31, 2025, resulting in principal balances of $149,848 and $126,621, with accrued interest of $10,712 and $8,237, at March 31, 2025 and September 30, 2024, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $30,000 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2025. We received proceeds under the second revolving promissory note of $4,047 and recorded interest expense of $430 during the six months ended March 31, 2025, resulting in principal balances of $26,394 and $22,347, with accrued interest of $1,652 and $1,222, at March 31, 2025 and September 30, 2024, respectively.

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

Cash Requirements

As of March 31, 2025 and September 30, 2024, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of March 31, 2025 and September 30, 2024, we did not have any off-balance sheet financing arrangements.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this report.  Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2024.

Changes in internal controls over financial reporting.

Except as described below, there was no change in our internal control over financial reporting during the six months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Outdoor Specialty Products, Inc.

Dated: May 7, 2025	By /s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)