Form 10-Q
period 2025-06-30
Outdoor Specialty Products, Inc.
filed 2025-08-07
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No.000-56301

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

Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2025 is 5,284,318.

OUTDOOR SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED JUNE 30, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report on Form 10-Q may constitute forward-looking statements. The words believe, may, potentially, estimate, continue, anticipate, intend, could, would, project, plan, expect and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;
•	our business strategy;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	the effects of market conditions on our stock price and operating results;
•	our ability to maintain our competitive technological advantages against competitors in our industry;
•	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;
•	our ability to introduce new products and bring them to market in a timely manner;
•	our ability to maintain, protect and enhance our intellectual property;
•	the effects of increased competition in our market and our ability to compete effectively;
•	costs associated with defending intellectual property infringement and other claims;
•	our expectations concerning our relationships with customers and other third parties;
•	the impact of outbreaks, and threat or perceived threat of outbreaks, of epidemics and pandemics, including, without limitation, the coronavirus outbreak, on our sourcing and manufacturing operations as well as consumer spending;
•	risks associated with sourcing and manufacturing; and
•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and United States export regulations.

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

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2025	September 30, 2024
Assets:
Current Assets:
Cash	$51	$560
Prepaid expense	2,580	5,938
Inventory	3,629	3,646
Total current assets	6,260	10,144

Other Assets:
Property, plant and equipment, net	3,667	4,125
Patents, net	4,355	2,192

Total Assets	$14,282	$16,461

Liabilities and Stockholders’ (Deficit):
Current Liabilities:
Accounts payable	$4,520	$-
Accrued interest – related party	13,932	9,459
Line of credit – related party	181,792	148,968

Total Liabilities:	200,244	158,427

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and September 30, 2024	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of June 30, 2025 and September 30, 2024	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(290,479)	(246,483)
Total Stockholders’ Deficit	(185,962)	(141,966)

Total Liabilities and Stockholders’ Deficit	$14,282	$16,461

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Revenue	$137	$52	$189	$130
Cost of sales	12	5	17	12
Gross profit	125	47	172	118

Operating Expenses:
General and administrative	10,314	8,210	39,695	32,550
Total Operating Expenses	10,314	8,210	39,695	32,550

Loss from Operations	(10,189)	(8,163)	(39,523)	(32,432)

Other Expense:
Interest expense	(1,568)	(1,145)	(4,473)	(3,173)
Total Other Expense	(1,568)	(1,145)	(4,473)	(3,173)

Income tax expense	-	-	-	-

Net Loss	$(11,757)	$(9,308)	$(43,996)	$(35,605)

Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)
Net loss for the three months ended December 31, 2023	-	-	-	(16,538)	(16,538)
Balance December 31, 2023	5,284,318	5,285	99,232	(219,456)	(114,939)
Net loss for the three months ended March 31, 2024	-	-	-	(9,759)	(9,759)
Balance, March 31, 2024	5,284,318	5,285	99,232	(229,215)	(124,698)
Net loss for the three months ended June 30, 2024	-	-	-	(9,308)	(9,308)
Balance, June 30, 2024	5,284,318	$5,285	$99,232	$(238,523)	$(134,006)

	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)
Net loss for the three months ended December 31, 2024	-	-	-	(22,365)	(22,365)
Balance December 31, 2024	5,284,318	5,285	99,232	(268,848)	(164,331)
Net loss for the three months ended March 31, 2025	-	-	-	(9,874)	(9,874)
Balance, March 31, 2025	5,284,318	5,285	99,232	(278,722)	(174,205)
Net loss for the three months ended June 30, 2025	-	-	-	(11,757)	(11,757)
Balance, June 30, 2025	5,284,318	$5,285	$99,232	$(290,479)	$(185,962)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,996)	$(35,605)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and amortization	595	-
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expense	3,358	(1,462)
Decrease in inventory	17	12
Increase (decrease) in accounts payable	4,520	(1,060)
Increase in accrued interest – related party	4,473	3,173
Net Cash Used by Operating Activities	(31,033)	(34,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(4,278)
Purchase of patent	(2,300)	(2,230)
Net Cash Used by Investing Activities	(2,300)	(6,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	32,824	40,738
Net Cash Provided by Financing Activities	32,824	40,738

Net Increase (Decrease) in Cash	(509)	(712)
Cash at Beginning of Period	560	3,162
Cash at End of Period	$51	$2,450

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2025

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2025

NOTE 3 – Line of Credit – Related Party

During the nine months ending June 30, 2025, the Company amended the revolving promissory note agreement with its related party to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $170,000.  The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $27,902 and recorded interest expense of $3,810 during the nine months ended June 30, 2025, resulting in principal balances of $154,523 and $126,621, with accrued interest of $12,047 and $8,237, at June 30, 2025 and September 30, 2024, respectively.

Also, during the nine months ending June 30, 2025, the Company amended the revolving promissory note agreement with another principal stockholder to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $30,000.  The revolving promissory note bears interest at the rate of 3.5% per annum.  The Company received proceeds under the line of credit of $4,922 and recorded interest expense of $663 during the nine months ended June 30, 2025, resulting in principal balances of $27,269 and $22,347 with accrued interest of $1,885 and $1,222, at June 30, 2025, and September 30, 2024, respectively.

NOTE 4 – Inventory

The Company’s inventory is broken out by finished goods and raw materials.  The following is a summary of inventory:

	June 30, 2025	September 30, 2024
Raw Materials	$2,596	$2,596
Finished Goods	1,033	1,050
Total Inventory	$3,629	$3,646

NOTE 5 – Subsequent Events

Subsequent to June 30, 2025 and through the date of these financial statements, the Company received $3,400 in additional advances under the revolving promissory note agreement with its president and principal stockholder.

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

Results of Operations for the Three and Nine Months Ended June 30, 2025 and 2024

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product and our cost of sales also relate solely to that product.  Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase.  Total revenue for the three months ended June 30, 2025, was $137, compared to $52 for the three months ended June 30, 2024, an increase of $85 or approximately 163%. Total revenue for the nine months ended June 30, 2025, was $189, compared to $130 for the nine months ended June 30, 2024, an increase of $59, or approximately 45%. We are not aware of any specific reason for the increase in sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 was $12, compared to $5 for the three months ended June 30, 2024, an increase of $7, or approximately 140%. Cost of sales for the nine months ended June 30, 2025 was $17, compared to $12 for the nine months ended June 30, 2024, an increase of $5, or approximately 42%. Cost of sales as a percentage of revenue for the nine months ended June 30, 2025 and 2024 was approximately 9%, respectively. Our cost of sales as a percentage of revenue did not differ significantly from 2024 to 2025 since we offered only one product for sale and there have been no material changes in the sales price or manufacturing cost of our product.

General and Administrative Expenses

General and administrative expenses were $10,314 for the three months ended June 30, 2025, compared to $8,210 for the three months ended June 30, 2024, an increase of $2,104 or approximately 26%. General and administrative expenses were $39,695 for the nine months ended June 30, 2025, compared to $32,550 for the nine months ended June 30, 2024, an increase of $7,145 or approximately 22%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses. The increase in general and administrative expenses in 2025 is primarily attributable to an increase in professional fees from additional services obtained, changes in service providers, and overall inflation.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business.  Depreciation and amortization expense was $595 for the nine months ended June 30, 2025 as compared to $0 for the nine months ended June 30, 2024.  The increase results from our acquisition of molding equipment for the proposed Slow-Sinker product and the filing of a patent with respect to such product.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the nine months ended June 30, 2025 or 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had total current assets of $6,260, including cash of $51, and current liabilities of $200,244, resulting in a working capital deficit of $193,984.  Our current liabilities include accounts payable of $4,520, and a principal outstanding balance of $181,792 and $13,932 in accrued interest under the short-term related party revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2025. As of June 30, 2025 we had an accumulated deficit of $290,479 and a total stockholders’ deficit of $185,962.  We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term related party revolving loan agreements.

For the nine months ended June 30, 2025, net cash used by operating activities was $31,033 as a result of a net loss of $43,996, offset by depreciation and amortization of $595, a decrease in prepaid expense of $3,358, a decrease in inventory of $17, an increase in accounts payable of $4,520 and an increase in accrued interest – related party of $4,473.  By comparison, for the nine months ended June 30, 2024, net cash used by operating activities was $34,942 as a result of a net loss of $35,605, an increase in prepaid expense of $1,462, and a decrease in accounts payable of $1,060, offset by a decrease in inventory of $12, and an increase in accrued interest – related party of $3,173.

For the nine months ended June 30, 2025, we had net cash used by investing activities of $2,300, consisting of additional expenses related to the patent application for our Slow Sinker product. By comparison, for the nine months ended June 30, 2024, we had net cash used by investing activities of $6,508 in connection with the development of our Slow Sinker product, consisting $4,278 for the purchase of property, plant and equipment for the injection molds and $2,230 for the purchase of a patent.

For the nine months ended June 30, 2025, we had net cash provided by financing activities of $32,824 consisting of proceeds from the related party revolving loan agreements.  For the nine months ended June 30, 2024, we had net cash provided by financing activities of $40,738, also consisting of proceeds from the related party revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020. On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $170,000 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2025.  We received proceeds under the revolving promissory note of $27,902 and recorded interest expense of $3,810 during the nine months ended June 30, 2025, resulting in principal balances of $154,523 and $126,621, with accrued interest of $12,047 and $8,237, at June 30, 2025 and September 30, 2024, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $30,000 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2025. We received proceeds under the second revolving promissory note of $4,922 and recorded interest expense of $663 during the nine months ended June 30, 2025, resulting in principal balances of $27,269 and $22,347, with accrued interest of $1,885 and $1,222, at June 30, 2025 and September 30, 2024, respectively.

We do not believe we have adequate funds to meet our obligations for the next twelve months from our current cash and projected cash flow from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including our revenues, the possible increase in the amounts and extension of the due dates of the revolving note agreements if required, and the costs of completing the expansion of our product lines to include the new Slow-Sinker product, if and when the product is finalized. To the extent our cash, cash equivalents, and cash flows from operating activities, and the revolving note agreements, are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to obtain additional stockholder loans or obtain equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of June 30, 2025 and September 30, 2024, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of June 30, 2025 and September 30, 2024, we did not have any off-balance sheet financing arrangements.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this report.  Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2024.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the nine months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Outdoor Specialty Products, Inc.

Dated: August 7, 2025	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

