Form 10-K
period 2025-09-30
Outdoor Specialty Products, Inc.
filed 2025-12-12
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

As of March 31, 2025, the last day of our most recently completed second fiscal quarter, based on the $0.35 price at which the common equity was sold in our private placement of securities in 2014, the aggregate market value of the 274,318 shares held by non-affiliates was approximately $96,011.

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

As of December 11, 2025, there were 5,284,318 shares of the issuer’s common stock outstanding.

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

YEAR ENDED SEPTEMBER 30, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this report on Form 10-K may constitute forward-looking statements. The words believe, may, potentially, estimate, continue, anticipate, intend, could, would, project, plan, expect, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our future financial and operating results;

●	our business strategy;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration, and trends in our business;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain our competitive technological advantages against competitors in our industry;

●	our ability to timely and effectively adapt our existing technology and have our technology solutions gain market acceptance;

●	our ability to introduce new products and bring them to market in a timely manner;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	costs associated with defending intellectual property infringement and other claims;

●	our expectations concerning our relationships with customers and other third parties;

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and

ii

completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We have no subsidiaries.

The Reel Guard

The Reel Guard is designed to protect fishing reels from scratching, scuffing, dents, and other damage due to dropping, resting on gravel while servicing the line, being transported with other fishing and outdoor equipment, and general wear and tear. To date, the primary application for the Reel Guard has been fly fishing reels, but we believe the Reel Guard may also be suitable for use with some deep-sea fishing reels. The Reel Guard consists of a thin, rubberized material that is attached to the outer edges of a fishing reel using special adhesive strips that hold the material in place but provide for easy removal with no damage to the reel. The Reel Guard is designed for reels with up to a 4.25-inch diameter that have square to slightly rounded edges, and the custom installation procedure makes the Reel Guard suitable for a variety of different reels. The Reel Guard was invented by Kirk Blosch, the Company’s founder and president, in 2014 to fill a need that he believed was not being met by existing products. We filed for and obtained a provisional patent for the Reel Guard in 2014 under the name “Reel Bumper Guard” and U.S. Patent No. 9,872,485 for the device was issued on January 23, 2018. During 2025, we paid the second maintenance fee for the Reel Guard patent to prevent the patent from lapsing.

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

Manufacturing

We own our custom injection mold for the Reel Guard, and we contract with a third party to manufacture the Reel Guard in minimum lots of 1,000 on an as needed basis. The adhesive strips used to attach the Reel Guard to the reel are manufactured by a national adhesives manufacturing company and custom ordered in pre-cut lengths from a local distributor in minimum lots of 1,000. We contract with another third party to print the Reel Guard product information card and package the Reel Guard product in sale-ready packages. Our Reel Guard inventory consists of both the raw material adhesive strips and the finished, packaged product units. As of September 30, 2025 and 2024, respectively, we had on hand $1,022 and $1,050 in finished goods and $2,596 and $2,596 in raw materials.

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

Although we have purchased substantially all inventories from one supplier and have been dependent on this supplier for all Reel Guard inventory purchases since we commenced operations, we believe the raw materials for both the Reel Guard and the Slow-Sinker are available for purchase from several different sources in the open market. We also believe there are several other manufacturing, printing, and packaging services capable of performing the services provided by our current contractors at competitive prices. Our ability to timely obtain raw materials and finished goods may be affected by events beyond our control, such as the inability of suppliers to timely deliver materials due to work stoppages or slowdowns, or significant weather and health conditions (such as a pandemic). Any adverse change in our supply chain and manufacturing, such as our relationship with our third-party contractors, the financial condition of such contractors, and their ability to provide supplies and services to us on a timely basis could have a material adverse effect on our business, results of operations, and financial condition.

Marketing / Shipping

We currently market and sell the Reel Guard through our website at “outdoorspecialtyproducts.com,” where we also provide access to marketing materials, instructional videos, and installation instructions. We also list the Reel Guard for sale on eBay. To date, we have sold the Reel Guard to residents of over 25 states and have made one sale outside the U.S.

If and when the Slow-Sinker has been completed and manufacturing has commenced, we intend to also market it on our website and to expand our website to include marketing materials for the product.

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

Intellectual Property

We hold a U.S. patent on our Reel Guard and have applied for a patent on our proposed new Slow-Sinker product. We do not hold patents on any other products, and we do not currently hold any trademarks. No assurance can be given that our patents will provide sufficient protection against potential competitors, and we may be unable to successfully assert our intellectual property rights, or these rights may be invalidated, circumvented, or challenged. Any such inability or a successful intellectual property challenge or infringement proceeding against us could have a material adverse effect on our business.

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

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder and on October 1, 2024, we amended and restated the revolving promissory note agreement and the prior amendments to the agreement.  The amended and restated agreement provided for total loans of up to $170,000 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2025. We received proceeds under the revolving promissory note of $39,802, and recorded interest expense of $5,202, during the year ended September 30, 2025, resulting in principal balances of $166,423 and $126,621, with accrued interest of $13,439 and $8,237, at September 30, 2025 and 2024, respectively. Effective October 3, 2025, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $200,600 and extend the maturity date to December 31, 2026.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder and on October 1, 2024, we amended and restated the revolving promissory note agreement and the prior amendments to the agreement. The amended and restated agreement provided for loans of up to $30,000 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2025. We received proceeds under the second revolving promissory note of $5,522, and recorded interest expense of $906, during the year ended September 30, 2025, resulting in principal balances of $27,869 and $22,437, with accrued interest of $2,128 and $1,222, at September 30, 2025 and 2024, respectively.  Effective October 3, 2025, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $35,400 and extend the maturity date to December 31, 2026.

Item 1A. Risk Factors

Not Applicable. The Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments.

Not Applicable. The Company is a “smaller reporting company.”

Item 1C. Cybersecurity.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets Group under the symbol “ODRS.” However, quotations for the stock during the 2025 and 2024 years were limited and sporadic and there currently is no established trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock as set forth in the OTC Market Report. The below quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ending September 30, 2025
First Quarter	$2.50	$2.50
Second Quarter	$2.50	$1.79
Third Quarter	$2.50	$2.50
Fourth Quarter	$2.50	$2.50
Year Ended September 30, 2024:
First Quarter	$1.79	$1.79
Second Quarter	$1.79	$1.79
Third Quarter	$1.79	$1.79
Fourth Quarter	$1.79	$1.79

As of December 12, 2025, our shares of common stock were held by 68 stockholders of record as reported by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the latest fiscal year ended September 30, 2025, the only compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance was our 2021 Stock Incentive Plan, adopted on February 8, 2021, which authorizes the issuance of up to 1,000,000 shares of our common stock in awards granted as incentive or non-statutory stock options, restricted stock units, stock appreciation rights, or restricted stock grants. The 10-year plan is administered by our Board of Directors. No awards have been made under the plan to date.

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

Transfer Agent

The transfer agent of our common stock is Colonial Stock Transfer, 7840 S 700 E, Sandy, UT 84070; telephone (801) 355-7540.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2025, we did not sell any unregistered securities. No sales of unregistered securities were made by us within the past two years.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during our 2025 fiscal year.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We did not generate sufficient revenue to generate net income, we have negative working capital, and we have a limited operating history. These factors, among others, indicate that there is substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We intend to seek additional funding, if and to the extent required, through additional stockholder loans and debt or equity offerings. We also intend to increase our sales through the addition of our proposed Slow-Sinker product if and when its design is finalized and manufacturing has commenced. There is no assurance that we will be successful in raising additional funds or that the Slow-Sinker product will be successfully redesigned or result in an increase in sales.

Results of Operations for the years ended September 30, 2025 and 2024

Revenues

From our inception in 2014 through the present, our revenues have resulted solely from sales of our proprietary Reel Guard product and our cost of sales have also related solely to that product. Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase. Total sales for the year ended September 30, 2025, were $306, compared to $163 for the year ended September 30, 2024, an increase of $143, or approximately 88%. We are not aware of any particular reason for the increase in sales of the Reel Guard product in 2025.

Cost of Sales

Cost of sales for 2025 was $28, compared to $15 for 2024, an increase of $13 or approximately 87%. Cost of sales as a percentage of revenue was approximately 9.2% for 2025 and 2024.

General and Administrative Expenses

Our general and administrative expenses were $42,699 for 2025, as compared to general and administrative expenses of $39,266 for 2024, an increase of $3,433 or approximately 9%. General and administrative expenses for 2025 and 2024 consisted primarily of legal, accounting, and Edgar filing expenses. General and administrative expenses for 2025 also included $1,666 for patent maintenance fees and related legal expenses related to our Reel Guard patent. The increase in general and administrative expenses in 2025 is primarily attributable to patent maintenance expenses, an increase in professional fees from additional services obtained, and overall inflation.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business. During 2024, we acquired molding equipment for our proposed Slow-Sinker product in the amount of $9,578. We incurred patent expenses of $2,300 and $2,255 in connection with such product during 2025 and 2024, respectively. Depreciation expense was $611 for 2025 and $153 for 2024. Amortization expense was $214 for 2025 and $63 for 2024, resulting from the amortization of our patents over their estimated legal lives.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in either 2025 or 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had total current assets of $11,572, including cash of $6,121, and current liabilities of $209,859, resulting in a working capital deficit of $198,287. Our current liabilities include an outstanding principal balance of $194,292 and accrued interest of $15,567 under the short-term related party revolving loan agreements for which the due dates have been extended to December 31, 2026. As of September 30, 2025, we had an accumulated deficit of $295,012 and a total stockholders’ deficit of $190,495. We have financed our operations from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the related party revolving loan agreements.

For 2025, net cash used by operating activities was $37,463, as a result of a net loss of $48,529, offset by depreciation and amortization of $825, a decrease in prepaid expense of $4,105, a decrease in inventory of $28, and an increase in accrued interest – related party of $6,108. By comparison, for 2024, net cash used by operating activities was $46,677, as a result of a net loss of $43,565, an increase in prepaid expenses of $5,480, and a decrease in accounts payable of $2,310, offset by depreciation and amortization of $216, a decrease in inventory of $15, and an increase in accrued interest – related party of $4,447.

In 2025, we had cash flows from investing activities of $2,300, consisting of the purchase of a patent in connection with the patent application for our proposed Slow Sinker product. In 2024, we had cash flows from investing activities of $6,533, consisting of $4,278 for the purchase of property, plant and equipment for the test molds for our new Slow Sinker product and $2,255 for the purchase of a patent in connection with the patent application for such product.

In 2025, we had net cash provided by financing activities of $45,324 consisting of the proceeds from the related party revolving loan agreements, and in 2024, we had net cash provided by financing activities of $50,608, also consisting of the proceeds from the related party revolving loan agreements.

Following our incorporation in 2014, we completed the private placement of 285,714 shares of our common stock to accredited investors in a private placement at a price of $0.35 per share for total proceeds of $100,011. The proceeds from the private placement together with our limited product sales were sufficient to fund our operations through our fiscal year ended September 30, 2020.

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder and on October 1, 2024, we amended and restated the revolving promissory note agreement and the prior amendments to the agreement.  The amended and restated agreement provided for total loans of up to $170,000 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2025. We received proceeds under the revolving promissory note of $39,802, and recorded interest expense of $5,202, during the year ended September 30, 2025, resulting in principal balances of $166,423 and $126,621, with accrued interest of $13,439 and $8,237, at September 30, 2025 and 2024, respectively. Effective October 3, 2025, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $200,600 and extend the maturity date to December 31, 2026.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder and on October 1, 2024, we amended and restated the revolving promissory note agreement and the prior amendments to the agreement. The amended and restated agreement provided for loans of up to $30,000 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2025. We received proceeds under the second revolving promissory note of $5,522, and recorded interest expense of $906, during the year ended September 30, 2025, resulting in principal balances of $27,869 and $22,437, with accrued interest of $2,128 and $1,222, at September 30, 2025 and 2024, respectively.  Effective October 3, 2025, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $35,400 and extend the maturity date to December 31, 2026.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and 2024, we did not have any off-balance sheet financing arrangements.

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

Inventories

Inventories, consisting primarily of injection molded Reel Guards and Adhesive Strips, are stated at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method.  The Company purchased substantially all inventories for the Reel Guard from one supplier and has been dependent on this supplier for all inventory purchases since we commenced operations. The Company has $1,022 and $1,050 in finished goods and $2,596 and $2,596 in raw materials at September 30, 2025 and 2024, respectively.

Patents

Patents consist of the cost of obtaining a patent for our Reel Guard product and applying for a patent for our proposed Slow-Sinker product. Our patents are amortized over their legal lives (typically 15 to 17 years) and analyzed periodically for impairment in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. Costs to renew or extend the term of a patent are expensed as incurred. As of September 30, 2023, the Company wrote off the remaining net balance on the Reel Guard patent after it was determined an impairment existed in accordance with ASC 360.

Revenue Recognition

When the Company sells its outdoor products, it recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company’s single performance obligation is to deliver its product to customers. Generally, customers will purchase products online for a fixed price, at which time they will remit payment at the time of order placement. The Company does not accept returns or provide refunds or warranties for their products. The Company earned $306 and $163 in revenue during the years ended September 30, 2025 and 2024, respectively. The Company had no accounts receivable or deferred revenue balances as of September 30, 2025, 2024, or 2023.

Segment Reporting

The Company operates as a single operating segment, focusing on the development of outdoor products, particularly its patented reel guard, Reel Bumper Guard. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements.  The Company’s chief operating decision maker (“CODM”) is the Principal Executive and Accounting Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement.  The measure of segment assets is reported on the balance sheet as total assets.

As the Company generated minimal revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company's Statement of Operations, the CODM regularly develops and maintains budgeted and forecasted expense information which is used to determine the Company's liquidity needs and cash allocation

Recently Enacted Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2025 and 2024, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2025, the end of the period covered by this report. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the existence of material weaknesses in our internal control over financial reporting described below.

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

Our management, including our principal executive and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2025, due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Kirk Blosch	71	President, CEO, and Chairman

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

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during the fiscal year ending September 30, 2025, and the sole director acted by written consent in lieu of meetings. Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the fiscal year ended September 30, 2025.

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

Item 11. Executive Compensation

Kirk Blosch, our President, Secretary and Treasurer, is our only employee. We did not pay any executive compensation during the fiscal years ended September 30, 2025 and 2024. We have not entered into any employment agreements with our officers and directors. We reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.

We have not granted our officers or directors any stock options, stock awards, or other forms of equity compensation.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

We did not pay our sole director any compensation for serving in his capacity as a director during the fiscal years ended September 30, 2025 and 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 12, 2025. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock, each of our directors, each of our executive officers, and our executive officers and directors as a group.

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

(1)

Applicable percentage ownership is based on 5,284,318 shares of common stock outstanding as of December 12, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder and on October 1, 2024, we amended and restated the revolving promissory note agreement and the prior amendments to the agreement.  The amended and restated agreement provided for total loans of up to $170,000 at an interest rate of 3.5% per annum and was repayable on or before December 31, 2025. We received proceeds under the revolving promissory note of $39,802, and recorded interest expense of $5,202, during the year ended September 30, 2025, resulting in principal balances of $166,423 and $126,621, with accrued interest of $13,439 and $8,237, at September 30, 2025 and 2024, respectively. Effective October 3, 2025, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $200,600 and extend the maturity date to December 31, 2026.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder and on October 1, 2024, we amended and restated the revolving promissory note agreement and the prior amendments to the agreement. The amended and restated agreement provided for loans of up to $30,000 at an interest rate of 3.5%

per annum and was repayable on or before December 31, 2025. We received proceeds under the second revolving promissory note of $5,522, and recorded interest expense of $906, during the year ended September 30, 2025, resulting in principal balances of $27,869 and $22,437, with accrued interest of $2,128 and $1,222, at September 30, 2025 and 2024, respectively.  Effective October 3, 2025, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $35,400 and extend the maturity date to December 31, 2026.

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

Item 14. Principal Accountant Fees and Services

MAC Accounting Group & CPAs, LLP served as our independent registered public accounting firm for the fiscal years ended September 30, 2025 and 2024.

Fees for services provided by our independent registered public accounting firms were as follows:

	Year Ended
	September 30,
	2025	2024
Audit Fees	$14,475	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$14,475	$12,000

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

Item 15. Exhibit and Financial Statement Schedules

(a)	List of all financial statements filed as part of this report.

(b)	The following documents are included as exhibits to this report.

Exhibit Number	SEC Reference Number	Title of Document	Location
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	3	Bylaws	Incorporated by Reference(1)
4.1	4	2021 Stock Incentive Plan	Incorporated by Reference(1)
10.1	10	Merger Agreement dated February 24, 2021	Incorporated by Reference(1)
10.2	10	Amended and Restated Revolving Promissory Note Agreement with Kirk Blosch dated October 1, 2024	Incorporated by Reference(2)
10.5	10	Amended and Restated Revolving Promissory Note Agreement with Ed Bailey dated October 1, 2024	Incorporated by Reference(2)
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Office	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.
(2)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ending December 31, 2024, filed on February 5, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: December 12, 2025	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 12, 2025	By	/s/ Kirk Blosch
Kirk Blosch
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Outdoor Specialty Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Outdoor Specialty Products, Inc as of September 30, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of outdoor specialty Products, Inc. as of September 30, 2025 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 7 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Outdoor Specialty Products, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Outdoor Specialty Products, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Mac Accounting Group & CPAs, LLP

We have served as Outdoor Specialty's auditor since 2024.

Midvale, Utah

December 12, 2025

OUTDOOR SPECIALTY PRODUCTS, INC.

Balance Sheets

	September 30, 2025	September 30, 2024
Assets:
Current Assets:
Cash	$6,121	$560
Prepaid expense	1,833	5,938
Inventory	3,618	3,646
Total current assets	11,572	10,144

Other Assets:
Property, plant and equipment, net	3,514	4,125
Patents, net	4,278	2,192

Total Assets	$19,364	$16,461

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$-	$-
Accrued interest – related party	15,567	9,459
Line of credit – related party	194,292	148,968
Total Liabilities	209,859	158,427

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and 2024	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of September 30, 2025 and 2024	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(295,012)	(246,483)
Total Stockholders’ Deficit	(190,495)	(141,966)

Total Liabilities and Stockholders’ Deficit	$19,364	$16,461

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Operations

	For the Year Ended September 30,
	2025	2024

Revenue	$306	$163
Cost of sales	(28)	(15)
Gross Profit	278	148

Operating Expenses:
General and administrative expenses	42,699	39,266
Total Operating Expenses	42,699	39,266

Loss from Operations	(42,421)	(39,118)

Other Expense:
Interest expense – related party	6,108	4,447
Total other expense	6,108	4,447

Loss before income taxes	(48,529)	(43,565)
Income tax expense	-	-

Net Loss	$(48,529)	$(43,565)

Net loss per share of common stock - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Statements of Changes in Stockholders’ Deficit

Years Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2023	5,284,318	$5,285	$99,232	$(202,918)	$(98,401)

Net loss	-	-	-	(43,565)	(43,565)

Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)

Net loss	-	-	-	(48,529)	(48,529)

Balance, September 30, 2025	5,284,318	$5,285	$99,232	$(295,012)	$(190,495)

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,529)	$(43,565)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities

Depreciation and amortization	825	216
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expense	4,105	(5,480)
Decrease in inventory	28	15
Increase (decrease) in accounts payable	-	(2,310)
Increase in accrued interest – related party	6,108	4,447
Net Cash Used by Operating Activities	(37,463)	(46,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(4,278)
Purchase of patent	(2,300)	(2,255)
Net Cash Used by Investing Activities	(2,300)	(6,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	45,324	50,608
Net Cash Provided by Financing Activities	45,324	50,608

Net Increase (Decrease) in Cash	5,561	(2,602)
Cash at Beginning of Period	560	3,162
Cash at End of Period	$6,121	$560

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2025 and 2024

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

Cash and Cash Equivalents – For the purpose of the financial statements, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.  As of September 30, 2025 and 2024, the Company had no cash equivalents.

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

Property, Plant, and Equipment – The Company’s capital asset consists of molding equipment stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life which is determined to be seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Revenue Recognition – When the Company sells its outdoor products, it recognizes revenue in accordance with Accounting Standards Update 2014-09 (ASC 606, Revenue from Contracts with Customers). The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied.  The Company’s single performance obligation is to deliver its product to customers.  Generally, customers will purchase products online for a fixed price, at which time they will remit payment at the time of order placement.   The Company does not accept returns or provide refunds or warranties for its products.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2025 and 2024

NOTE 1 – Organization and Summary of Significant Accounting Policies (continued)

The Company earned $306 and $163 in revenue during the years ended September 30, 2025 and 2024, respectively, and had no accounts receivable or deferred revenue balances as of September 30, 2025, 2024, or 2023.

Segment Reporting–The Company operates as a single operating segment, focusing on the development of outdoor products, particularly its patented reel guard, Reel Bumper Guard.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the Principal Executive and Accounting Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement.  The measure of segment assets is reported on the balance sheet as total assets.

As the Company generated minimal revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company's Statement of Operations, the CODM regularly develops and maintains budgeted and forecasted expense information which is used to determine the Company's liquidity needs and cash allocation

Recently Enacted Pronouncements – In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Basic and Diluted Loss Per Share - Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares are included in the calculation of diluted net income per share, when they are present in the financial statements, to the extent such shares are dilutive. During the years ended September 30, 2025 and 2024, the Company did not have any stock options, warrants, or other convertible or potentially-dilutive instruments issued and outstanding.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2025 and 2024

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

Deferred tax asset and valuation allowance are as follows at September 30:

	2025	2024

Approximate net operating loss carryforward	$56,567	$46,376
Valuation allowance	(56,567)	(46,376)

Deferred tax asset	$-	$-

The components of income tax expense (benefit) are as follows:

	2025	2024

Current federal tax (21%)	$(10,191)	$(9,149)
Change in valuation allowance	10,191	9,149
	$-	$-

At September 30, 2025, the Company had net operating loss carryforwards of approximately $295,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met. No tax benefit has been reported in the September 30, 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The years 2022-2025 are open to examination by the IRS. No reserves for uncertain tax positions have been recorded.

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

NOTE 3 – Inventory

The Company’s inventory is broken out by finished goods and raw materials. The following is a summary of inventory as of September 30:

	2025	2024

Raw Materials	$2,596	$2,596
Finished Goods	1,022	1,050

Total Inventory	$3,618	$3,646

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2025 and 2024

NOTE 4 – Long Lived Assets

Property, Plant, and Equipment

The following is a summary of property, plant, and equipment less accumulated depreciation as of September 30:

	2025	2024

Molds	$9,578	$9,578
Total property, plant and equipment	9,578	9,578

Less: accumulated depreciation	(6,064)	(5,453)

Property, plant, equipment, net	$3,514	$4,125

Depreciation expense for the year ended September 30, 2025 and 2024 was $611 and $153, respectively.

Patents

The following is a summary of patents less accumulated amortization as of September 30:

	2025	2024

Patents	$4,555	$2,255
Total patents	4,555	2,255

Less: accumulated amortization	(277)	(63)

Patent, net	$4,278	$2,192

Amortization expense for the year ended September 30, 2025 and 2024 was $214 and $63, respectively.

Future amortization of patents are as follows:

Year Ending September 30,
2026	$304
2027	304
2028	304
2029	304
2030	304
Thereafter	2,758

$4,278

During the year ended September 30, 2025, the Company incurred costs of $2,300 related to the patent application for its new slow-sinking sinker product. The Company reviewed the patent for impairment and determined that no impairment loss has been incurred for the year ended September 30, 2025. The cost is being amortized over 15 years, which is the estimated legal life of the patent, and as of September 30, 2025 the weighted-average amortization period for the patent was approximately 14.6 years.

During the year ended September 30, 2024, the Company incurred costs of $2,255 related to the patent application for its new slow-sinking sinker product. The Company reviewed the patent for impairment and determined that no impairment loss has been incurred for the year ended September 30, 2025. The cost is being amortized over 15 years, which is the estimated legal life of the patent, and as of September 30, 2025 the weighted-average amortization period for the patent was approximately 13.6 years.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to Financial Statements

Years Ended September 30, 2025 and 2024

NOTE 5 – Line of Credit – Related Party

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder. During the year ending September 30, 2025, the Company amended the revolving promissory note agreement to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $170,000. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $39,802 and recorded interest expense of $5,202 during the year ended September 30, 2025, resulting in balances of $166,423 and $126,621, with accrued interest of $13,439 and $8,237, at September 30, 2025 and 2024, respectively.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder and during the year ended September 30, 2025, the Company amended the revolving promissory note agreement to extend the maturity date to December 31, 2025 and increase the maximum principal indebtedness to $30,000. The note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $5,522 and recorded interest expense of $906 during the year, resulting in balances of $27,869 and $22,347, with accrued interest of $2,128 and $1,222, at September 30, 2025 and 2024, respectively.

NOTE 6 – Basic and Diluted Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years ended September 30:

	2025	2024

Loss (numerator)	$(48,529)	$(43,565)
Weighted average shares (denominator)	5,284,318	5,284,318

Net loss per share – basic and diluted	$(0.01)	$(0.01)

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

NOTE 8 – Subsequent Events

Effective October 3, 2025, we entered into amended and restated revolving promissory note agreements with our president and another principal stockholder that supersede and replace the previous revolving promissory note agreements described in Note 5.  The amended and restated note agreement with our president and principal stockholder provides for a maximum principal indebtedness of $200,600 and the amended and restated note agreement with the other principal stockholder provides for a maximum principal indebtedness of $35,400. The amended and restated note agreements both provide for a maturity date of December 31, 2026, and an interest rate of 3.5%.

The Company has evaluated subsequent events from the balance sheet date through the date of the financial statements were issued and determined that there are no additional events requiring disclosure.