Form 10-Q
period 2025-12-31
Outdoor Specialty Products, Inc.
filed 2026-02-02
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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
Emerging Growth Company ☐

If an emerging growth company, indicateby check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of February 2, 2026 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

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

•our business strategy;

•our intentions, expectations and beliefs regarding anticipated growth, market penetration, and trends in our business;

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Balance Sheets

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets:
Current Assets:
Cash	$2,860	$6,121
Accounts receivable	13	-
Prepaid expense	6,450	1,833
Inventory	3,612	3,618
Total Current Assets	12,935	11,572

Other Assets:
Property, plant and equipment, net	3,361	3,514
Patents, net	4,202	4,278

Total Assets	$20,498	$19,364

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$5,700	$-
Accrued interest – related party	17,374	15,567
Line of credit – related party	208,192	194,292
Total Liabilities	231,266	209,859

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and September 30, 2025	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of December 31, 2025 and September 30, 2025	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(315,285)	(295,012)
Total Stockholders’ Deficit	(210,768)	(190,495)

Total Liabilities and Stockholders’ Deficit	$20,498	$19,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2025	2024

Revenue	$65	$26
Cost of sales	(6)	(2)
Gross Profit	59	24

Operating Expenses:
General and administrative expenses	18,525	20,977
Total Operating Expenses	18,525	20,977

Loss from Operations	(18,466)	(20,953)

Other Expense:
Interest expense – related party	1,807	1,412
Total other expense	1,807	1,412

Loss before income taxes	(20,273)	(22,365)
Income tax expense	-	-

Net Loss	$(20,273)	$(22,365)

Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three months ended December 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)

Net loss for the three months ended December 31, 2024	-	-	-	(22,365)	(22,365)

Balance, December 31, 2024	5,284,318	$5,285	$99,232	$(268,848)	$(164,331)

	Common Stock		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2025	5,284,318	$5,285	$99,232	$(295,012)	$(190,495)

Net loss for the three months ended December 31, 2025	-	-	-	(20,273)	(20,273)

Balance, December 31, 2025	5,284,318	$5,285	$99,232	$(315,285)	$(210,768)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,273)	$(22,365)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and amortization	229	190
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(13)	-
Decrease (increase) in prepaid expense	(4,617)	988
Decrease in inventory	6	2
Increase in accounts payable	5,700	4,710
Increase in accrued interest – related party	1,807	1,412
Net Cash Used by Operating Activities	(17,161)	(15,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	13,900	17,274
Net Cash Provided by Financing Activities	13,900	17,274

Net Increase (Decrease) in Cash	(3,261)	2,221
Cash at Beginning of Period	6,121	560
Cash at End of Period	$2,860	$2,771

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2025

NOTE 1 – Condensed Financial Statements

The accompanying unaudited financial statements of Outdoor Specialty Products, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2025.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

December 31, 2025

NOTE 3 – Line of Credit – Related Party

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder. During the three months ending December 31, 2025, the Company amended the revolving promissory note agreement to extend the maturity date to December 31, 2026 and increase the maximum principal indebtedness to $200,600. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $11,050 and recorded interest expense of $1,541 during the three months ended December 31, 2025, resulting in balances of $177,473 and $166,423, with accrued interest of $14,980 and $13,439, at December 31, 2025 and September 30, 2025, respectively.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder and during the three months ended December 31, 2025, the Company amended the revolving promissory note agreement to extend the maturity date to December 31, 2026 and increase the maximum principal indebtedness to $35,400. The note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $2,850 and recorded interest expense of $266 during the year, resulting in balances of $30,719 and $27,869, with accrued interest of $2,394 and $2,128, at December 31, 2025 and September 30, 2025, respectively.

NOTE 4 – Inventory

The Company’s inventory is broken out by finished goods and raw materials.  The following is a summary of inventory:

	December 31, 2025	September 30, 2025
Raw Materials	$2,596	$2,596
Finished Goods	1,016	1,022
Total Inventory	$3,612	$3,618

NOTE 5 – Subsequent Events

Subsequent to December 31, 2025 and through the date of these financial statements, the Company received $10,600 in additional advances under the revolving promissory note agreement with its president and another principal stockholder.

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

Results of Operations for the Three Months Ended December 31, 2025 and 2024

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product, and our cost of sales also relate solely to that product.  Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase.  Total revenue for the three months ended December 31, 2025, was $65, compared to $26 for the three months ended December 31, 2024, an increase of $39, or 150%.  We are not aware of any specific reason for the increase in sales.

Cost of Sales

Cost of sales for the three months ended December 31, 2025 was $6, compared to $2 for the three months ended December 31, 2024, an increase of $4, or 200%, which is in line with the increase in revenue.  Cost of sales as a percentage of revenue was approximately 9.2% and 7.7%, respectively, for the three-month periods ended December 31, 2025 and 2024.  Our cost of sales as a percentage of revenue was slightly higher in 2025 due to the units sold in the current period.

General and Administrative Expenses

General and administrative expenses were $18,525 for the three months ended December 31, 2025, compared to $20,977 for the three months ended December 31, 2024, a decrease of $2,452 or approximately 11.7%.  General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business.  Depreciation and amortization expense was $229 for the three months ended December 31, 2025 as compared to $190 for the three months ended December 31, 2024.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the three months ended December 31, 2025 or 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had total current assets of $12,935, including cash of $2,860, and current liabilities of $231,266, resulting in a working capital deficit of $218,331.  Our current liabilities include accounts payable of $5,700, and a principal outstanding balance of $208,192 and $17,374 in accrued interest under the short-term related party revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2026.  As of December 31, 2025, we had an accumulated deficit of $315,285 and a total stockholders’ deficit of $210,768.  We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term related party revolving loan agreements.

For the three months ended December 31, 2025, net cash used by operating activities was $17,161 as a result of a net loss of $20,273, an increase in accounts receivable of $13, and an increase in prepaid expense of $4,617, offset by depreciation and amortization of $229, a decrease in inventory of $6, an increase in accounts payable of $5,700, and an increase in accrued interest – related party of $1,807. By comparison, for the three months ended December 31, 2024, net cash used by operating activities was $15,063 as a result of a net loss of $22,365, offset by depreciation and amortization of $190, a decrease in prepaid expense of $988, a decrease in inventory of $2, an increase in accounts payable of $4,710, and an increase in accrued interest – related party of $1,412.

For the three months ended December 31, 2025 and 2024, we had no cash flows used in or provided by investing activities.

For the three months ended December 31, 2025, we had net cash provided by financing activities of $13,900 consisting of proceeds from the related party revolving loan agreements.  For the three months ended December 31, 2024, we had net cash provided by financing activities of $17,274, also consisting of proceeds from the related party revolving loan agreements.

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $200,600 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2026.  We received proceeds under the revolving promissory note of $11,050 and recorded interest expense of $1,541 during the three months ended December 31, 2025, resulting in principal balances of $177,473 and $166,423, with accrued interest of $14,980 and $13,439, at December 31, 2025 and September 30, 2025, respectively. During December 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $35,400 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2026. We received proceeds under the second revolving promissory note of $2,850 and recorded interest expense of $266 during the three months ended December 31, 2025, resulting in principal balances of $30,719 and $27,869, with accrued interest of $2,394 and $2,128, at December 31, 2025 and September 30, 2025, respectively. Subsequent to December 31, 2025, we received $10,600 in additional advances under the revolving promissory note agreements with our president and another principal stockholder.

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

Cash Requirements

As of December 31, 2025, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet financing arrangements.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this report.  Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2025.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Item 6:  Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Second Amended and Restated Revolving Promissory Note Agreement with Kirk Blosch dated as of October 3, 2025	This Filing
10.2	Second Amended and Restated Revolving Promissory Note Agreement with Ed Bailey dated as of October 3, 2025	This Filing
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: February 2, 2026	By /s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)