Form 10-Q
period 2026-03-31
Outdoor Specialty Products, Inc.
filed 2026-05-05
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2026 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED MARCH 31, 2026

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2026	September 30, 2025
Assets:
Current Assets:
Cash	$790	$6,121
Accounts receivable	-	-
Prepaid expense	6,113	1,833
Inventory	3,612	3,618
Total current assets	10,515	11,572

Other Assets:
Property, plant and equipment, net	3,208	3,514
Patents, net	4,126	4,278

Total Assets	$17,849	$19,364

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$2,150	$-
Accrued interest – related party	19,245	15,567
Line of credit – related party	218,792	194,292
Total Liabilities	240,187	209,859

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and September 30, 2025	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of March 31, 2026 and September 30, 2025	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(326,855)	(295,012)
Total Stockholders’ Deficit	(222,338)	(190,495)

Total Liabilities and Stockholders’ Deficit	$17,849	$19,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025

Revenue	$-	$26	$65	$52
Cost of sales	-	(2)	(6)	(4)
Gross profit	-	24	59	48

Operating Expenses:
General and administrative	9,699	8,405	28,224	29,382
Total Operating Expenses	9,699	8,405	28,224	29,382
Loss from Operations	(9,699)	(8,381)	(28,165)	(29,334)

Other Expense:
Interest expense – related party	(1,871)	(1,493)	(3,678)	(2,905)
Total Other Expense	(1,871)	(1,493)	(3,678)	(2,905)

Loss before income taxes	(11,570)	(9,874)	(31,843)	(32,239)
Income tax expense	-	-	-	-

Net Loss	$(11,570)	$(9,874)	$(31,843)	$(32,239)

Net loss per share of common stock- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three and six months ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock- holders’ Deficit
	Shares	Amount
Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)

Net loss for the three months ended December 31, 2024	-	-	-	(22,365)	(22,365)

Balance December 31, 2024	5,284,318	5,285	99,232	(268,848)	(164,331)

Net loss for the three months ended March 31, 2025	-	-	-	(9,874)	(9,874)

Balance, March 31, 2025	5,284,318	$5,285	$99,232	$(278,722)	$(174,205)

Balance, September 30, 2025	5,284,318	$5,285	$99,232	$(295,012)	$(190,495)

Net loss for the three months ended December 31, 2025	-	-	-	(20,273)	(20,273)

Balance December 31, 2025	5,284,318	5,285	99,232	(315,285)	(210,768)

Net loss for the three months ended March 31, 2026	-	-	-	(11,570)	(11,570)

Balance, March 31, 2026	5,284,318	$5,285	$99,232	$(326,855)	$(222,338)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(31,843)	$(32,239)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and amortization	458	380
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expense	(4,280)	735
Decrease in inventory	6	4
Increase in accounts payable	2,150	5,940
Increase in accrued interest – related party	3,678	2,905
Net Cash Used by Operating Activities	(29,831)	(22,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	24,500	27,274
Net Cash Provided by Financing Activities	24,500	27,274

Net Increase (Decrease) in Cash	(5,331)	4,999
Cash at Beginning of Period	6,121	560
Cash at End of Period	$790	$5,559

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2026

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2026

NOTE 3 – Line of Credit – Related Party

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder. During the six months ending March 31, 2026, the Company amended the revolving promissory note agreement to extend the maturity date to December 31, 2026 and increase the maximum principal indebtedness to $200,600. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $19,550 and recorded interest expense of $3,134 during the six months ended March 31, 2026, resulting in balances of $185,973 and $166,423, with accrued interest of $16,573 and $13,439, at March 31, 2026 and September 30, 2025, respectively.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder. During the six months ended March 31, 2026, the Company amended the revolving promissory note agreement to extend the maturity date to December 31, 2026 and increase the maximum principal indebtedness to $35,400. The revolving promissory note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $4,950 and recorded interest expense of $544 during the six months ended March 31, 2026, resulting in balances of $32,819 and $27,869, with accrued interest of $2,672 and $2,128, at March 31, 2026 and September 30, 2025, respectively.

NOTE 4 – Inventory

The Company’s inventory is broken out by finished goods and raw materials.  The following is a summary of inventory:

	March 31, 2026	September 30, 2025
Raw Materials	$2,596	$2,596
Finished Goods	1,016	1,022
Total Inventory	$3,612	$3,618

NOTE 5 – Subsequent Events

Effective April 2, 2026, we entered into amended and restated revolving promissory note agreements with our president and another principal stockholder that supersede and replace the previous revolving promissory note agreements described in Note 5.  The amended and restated note agreement with our president and principal stockholder provides for a maximum principal indebtedness of $243,100 and the amended and restated note agreement with the other principal stockholder provides for a maximum principal indebtedness of $42,900. The amended and restated note agreements both provide for a maturity date of June 30, 2027, and an interest rate of 3.5%.

Subsequent to March 31, 2026 and through the date of these financial statements, the Company received $8,000 in additional advances under the revolving promissory note agreements with its president and the other principal stockholder.

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

Results of Operations for the Three and Six Months Ended March 31, 2026 and 2025

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product, and our cost of sales also relate solely to that product.  Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase.  Total revenue for the three months ended March 31, 2026, was $0, compared to $26 for the three months ended March 31, 2025, a decrease $26, or 100%.  Total revenue for the six months ended March 31, 2026, was $65, compared to $52 for the six months ended March 31, 2025, an increase of $13, or approximately 25%. We are not aware of any specific reason for the fluctuations in sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 was $0, compared to $2 for the three months ended March 31, 2025, a decrease of $2, or 100%. Cost of sales for the six months ended March 31, 2026 was $6, compared to $4 for the six months ended March 31, 2025, an increase of $2, or approximately 50%. Cost of sales as a percentage of revenue was approximately 0% and 7.7%, respectively, for the three-month periods ended March 31, 2026 and 2025, and was approximately 9.2% and 7.7%, respectively, for the six-month periods ended March 31, 2026 and 2025. Our cost of sales varied as a result of the number of units that were sold during the periods presented.

General and Administrative Expenses

General and administrative expenses were $9,699 for the three months ended March 31, 2026, compared to $8,405 for the three months ended March 31, 2025, an increase of $1,294 or approximately 15.4%.  General and administrative expenses were $28,224 for the six months ended March 31, 2026, compared to $29,382 for the six months ended March 31, 2025, a decrease of $1,158 or approximately 3.9%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses, and varied slightly during the periods presented due to the timing of services provided and general cost of living increases over time.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business.  Depreciation and amortization expense was $458 for the six months ended March 31, 2026 as compared to $380 for the six months ended March 31, 2025.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the six months ended March 31, 2026 or 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had total current assets of $10,515, including cash of $790, and current liabilities of $240,187, resulting in a working capital deficit of $229,672.  Our current liabilities include accounts payable of $2,150, and a principal outstanding balance of $218,792 and $19,245 in accrued interest under the short-term related party revolving loan agreements with our president and another principal stockholder that are due on or before December 31, 2026.  As of March 31, 2026, we had an accumulated deficit of $326,855 and a total stockholders’ deficit of $222,338.  We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term related party revolving loan agreements.

For the six months ended March 31, 2026, net cash used by operating activities was $29,831 as a result of a net loss of $31,843 and an increase in prepaid expense of $4,280, offset by depreciation and amortization of $458, a decrease in inventory of $6, an increase in accounts payable of $2,150, and an increase in accrued interest – related party of $3,678. By comparison, for the six months ended March 31, 2025, net cash used by operating activities was $22,275 as a result of a net loss of $32,239, offset by depreciation and amortization of $380, a decrease in prepaid expense of $735, a decrease in inventory of $4, an increase in accounts payable of $5,940, and an increase in accrued interest – related party of $2,905.

For the six months ended March 31, 2026 and 2025, we had no cash flows used in or provided by investing activities.

For the six months ended March 31, 2026, we had net cash provided by financing activities of $24,500 consisting of proceeds from the related party revolving loan agreements.  For the six months ended March 31, 2025, we had net cash provided by financing activities of $27,274, also consisting of proceeds from the related party revolving loan agreements.

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $200,600 at an interest rate 3.5% per annum, which is repayable on or before December 31, 2026.  We received proceeds under the revolving promissory note of $19,550 and recorded interest expense of $3,134 during the six months ended March 31, 2026, resulting in principal balances of $185,973 and $166,423, with accrued interest of $16,573 and $13,439, at March 31, 2026 and September 30, 2025, respectively. Effective April 2, 2026, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $243,100 and extend the maturity date to June 30, 2027.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $35,400 at an interest rate of 3.5% per annum, which is repayable on or before December 31, 2026. We received proceeds under the second revolving promissory note of $4,950 and recorded interest expense of $544 during the six months ended March 31, 2026, resulting in principal balances of $32,819 and $27,869, with accrued interest of $2,672 and $2,128, at March 31, 2026 and September 30, 2025, respectively. Effective April 2, 2026, the revolving promissory note agreement was further amended and restated to increase the maximum principal indebtedness to $42,900 and extend the maturity date to June 30, 2027.

We do not believe we have adequate funds to meet our obligations for the next twelve months from our current cash, the current revolving note agreements, and projected cash flow from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including our revenues and the expansion of our product lines to include the new Slow-Sinker product, if and when the product is finalized. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to obtain additional stockholder loans or effect equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of March 31, 2026 and September 30, 2025, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of March 31, 2026 and September 30, 2025, we did not have any off-balance sheet financing arrangements.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this report.  Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2025.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Outdoor Specialty Products, Inc.

Dated: May 5, 2026	By /s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)