Form 10-Q
period 2026-06-30
Outdoor Specialty Products, Inc.
filed 2026-07-31
CIK 1610718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2026 is 5,284,318.

OUTSIDE SPECIALTY PRODUCTS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED JUNE 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to Financial Statements

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2026	September 30, 2025
Assets:
Current Assets:
Cash	$1,291	$6,121
Accounts receivable	-	-
Prepaid expense	3,100	1,833
Inventory	3,607	3,618
Total current assets	7,998	11,572

Other Assets:
Property, plant and equipment, net	3,056	3,514
Patents, net	6,066	4,278

Total Assets	$17,120	$19,364

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$250	$-
Accrued interest – related party	21,216	15,567
Line of credit – related party	226,792	194,292
Total Liabilities	248,258	209,859

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and September 30, 2025	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 5,284,318 shares issued and outstanding as of June 30, 2026 and September 30, 2025	5,285	5,285
Additional paid-in capital	99,232	99,232
Accumulated deficit	(335,655)	(295,012)
Total Stockholders’ Deficit	(231,138)	(190,495)

Total Liabilities and Stockholders’ Deficit	$17,120	$19,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025

Revenue	52	$137	$117	$189
Cost of sales	(5)	(12)	(11)	(17)
Gross profit	47	125	106	172

Operating Expenses:
General and administrative	6,876	10,314	35,100	39,695
Total Operating Expenses	6,876	10,314	35,100	39,695
Loss from Operations	(6,829)	(10,189)	(34,994)	(39,523)

Other Expense:
Interest expense – related party	(1,971)	(1,568)	(5,649)	(4,473)
Total Other Expense	(1,971)	(1,568)	(5,649)	(4,473)

Loss before income taxes	(8,800)	(11,757)	(40,643)	(43,996)
Income tax expense	-	-	-	-

Net Loss	(8,800)	$(11,757)	$(40,643)	$(43,996)

Net loss per share of common stock- basic and diluted	(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	5,284,318	5,284,318	5,284,318	5,284,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

For the three and nine months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2024	5,284,318	$5,285	$99,232	$(246,483)	$(141,966)
Net loss for the three months ended December 31, 2024	-	-	-	(22,365)	(22,365)
Balance December 31, 2024	5,284,318	5,285	99,232	(268,848)	(164,331)
Net loss for the three months ended March 31, 2025	-	-	-	(9,874)	(9,874)
Balance, March 31, 2025	5,284,318	5,285	99,232	(278,722)	(174,205)
Net loss for the three months ended June 30, 2025	-	-	-	(11,757)	(11,757)
Balance, June 30, 2025	5,284,318	$5,285	$99,232	$(290,479)	$(185,962)

	Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2025	5,284,318	$5,285	$99,232	$(295,012)	$(190,495)
Net loss for the three months ended December 31, 2025	-	-	-	(20,273)	(20,273)
Balance December 31, 2025	5,284,318	5,285	99,232	(315,285)	(210,768)
Net loss for the three months ended March 31, 2026	-	-	-	(11,570)	(11,570)
Balance, March 31, 2026	5,284,318	5,285	99,232	(326,855)	(222,338)
Net loss for the three months ended June 30, 2026	-	-	-	(8,800)	(8,800)
Balance, June 30, 2026	5,284,318	$5,285	$99,232	$(335,655)	$(231,138)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(40,643)	$(43,996)
Adjustments to Reconcile Net Loss
To Net Cash Used by Operating Activities
Depreciation and amortization	720	595
Changes in Operating Assets and Liabilities:
Decrease (increase) in prepaid expense	(1,267)	3,358
Decrease in inventory	11	17
Increase in accounts payable	250	4,520
Increase in accrued interest – related party	5,649	4,473
Net Cash Used by Operating Activities	(35,280)	(31,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent	(2,050)	(2,300)
Net Cash Used by Investing Activities	(2,050)	(2,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	32,500	32,824
Net Cash Provided by Financing Activities	32,500	32,824

Net Decrease in Cash	(4,830)	(509)
Cash at Beginning of Period	6,121	560
Cash at End of Period	$1,291	$51

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2026

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026.

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

OUTDOOR SPECIALTY PRODUCTS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2026

NOTE 3 – Line of Credit – Related Party

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder. During the nine months ending June 30, 2026, the Company amended the revolving promissory note agreement to extend the maturity date to June 30, 2027 and increase the maximum principal indebtedness to $243,100. The revolving promissory note bears interest at the rate of 3.5%. The Company received proceeds under the line of credit of $26,500 and recorded interest expense of $4,811 during the nine months ended June 30, 2026, resulting in balances of $192,923 and $166,423, with accrued interest of $18,250 and $13,439, at June 30, 2026 and September 30, 2025, respectively.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder. During the nine months ended June 30, 2026, the Company amended the revolving promissory note agreement to extend the maturity date to June 30,2027 and increase the maximum principal indebtedness to $42,900. The revolving promissory note bears interest at the rate of 3.5% per annum. The Company received proceeds under the line of credit of $6,000 and recorded interest expense of $838 during the nine months ended June 30, 2026, resulting in balances of $33,869 and $27,869, with accrued interest of $2,966 and $2,128, at June 30, 2026 and September 30, 2025, respectively.

NOTE 4 – Inventory

The Company’s inventory is broken out by finished goods and raw materials.  The following is a summary of inventory:

	June 30, 2026	September 30, 2025
Raw Materials	$2,596	$2,596
Finished Goods	1,011	1,022
Total Inventory	$3,607	$3,618

NOTE 5 – Subsequent Events

Subsequent to June 30, 2026, and through the date of these financial statements, the Company received $2,000 in additional advances under the revolving promissory note agreement with its president.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional events requiring disclosure.

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

Results of Operations for the Three and Nine months Ended June 30, 2026 and 2025

Revenues

From our inception in 2014 through the present, our revenue has resulted solely from sales of our proprietary Reel Guard product, and our cost of sales also relate solely to that product.  Our Reel Guard product is offered for sale on our website and on eBay and sales vary from quarter to quarter based on the number of customers that become aware of the product and decide to make a purchase.  Total revenue for the three months ended June 30, 2026, was $52, compared to $137 for the three months ended June 30, 2025, a decrease $85, or 62%.  Total revenue for the nine months ended June 30, 2026, was $117, compared to $189 for the nine months ended June 30, 2025, a decrease of $72, or 38.1%. We are not aware of any specific reason for the fluctuations in sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2026 was $5, compared to $12 for the three months ended June 30, 2025, a decrease of $7, or 58.3%. Cost of sales for the nine months ended June 30, 2026 was $11, compared to $17 for the nine months ended June 30, 2025, a decrease of $6, or 35.3%. Cost of sales as a percentage of revenue was approximately 9.6% and 8.8%, respectively, for the three-month periods ended June 30, 2026 and 2025, and was approximately 9.4% and 9.0%, respectively, for the nine-month periods ended June 30, 2026 and 2025. Our cost of sales varied as a result of the number of units that were sold during the periods presented.

General and Administrative Expenses

General and administrative expenses were $6,876 for the three months ended June 30, 2026, compared to $10,314 for the three months ended June 30, 2025, a decrease of $3,438 or 33.3%.  General and administrative expenses were $35,100 for the nine months ended June 30, 2026, compared to $39,695 for the nine months ended June 30, 2025, a decrease of $4,595 or 11.6%. General and administrative expenses consist primarily of legal, accounting, and Edgar filing expenses, and varied during the periods presented due to the amount and timing of services provided.

Depreciation and Amortization Expense

Depreciation and amortization expenses currently are not material to our business.  Depreciation and amortization expense was $720 for the nine months ended June 30, 2026 as compared to $595 for the nine months ended June 30, 2025.

Research and Development Expenses

Research and development expenses are not currently material to our business. We did not incur research and development expenses in the nine months ended June 30, 2026 or 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had total current assets of $7,998, including cash of $1,291, and current liabilities of $248,258, resulting in a working capital deficit of $240,260.  Our current liabilities include accounts payable of $250, and a principal outstanding balance of $226,792 and $21,216 in accrued interest under the short-term related party revolving loan agreements with our president and another principal stockholder that are due on or before June 30, 2027.  As of June 30, 2026, we had an accumulated deficit of $335,655 and a total stockholders’ deficit of $231,138.  We have financed our operations to date from sales of our Reel Guard product, proceeds from our 2014 private placement, and proceeds from the short-term related party revolving loan agreements.

For the nine months ended June 30, 2026, net cash used by operating activities was $35,280 as a result of a net loss of $40,643 and an increase in prepaid expenses of $1,267, offset by depreciation and amortization of $720, a decrease in inventory of $11, an increase in accounts payable of $250, and an increase in accrued interest – related party of $5,649. By comparison, for the nine months ended June 30, 2025, net cash used by operating activities was $31,033 as a result of a net loss of $43,996, offset by depreciation and amortization of $595, a decrease in prepaid expense of $3,358, a decrease in inventory of $17, an increase in accounts payable of $4,520, and an increase in accrued interest – related party of $4,473.

For the nine months ended June 30, 2026, net cash used by investing activities was $2,050 consisting of purchase of a patent. For the nine months ended June 30, 2025, net cash used by investing activities was $2,300, also consisting of purchase of a patent.

For the nine months ended June 30, 2026, we had net cash provided by financing activities of $32,500 consisting of proceeds from the related party revolving loan agreements.  For the nine months ended June 30, 2025, we had net cash provided by financing activities of $32,824, also consisting of proceeds from the related party revolving loan agreements.

On January 4, 2021, we entered into a revolving promissory note agreement with our president and principal stockholder that, as amended, provides for total loans of up to $243,100 at an interest rate 3.5% per annum, which is repayable on or before June 30, 2027.  We received proceeds under the revolving promissory note of $26,500 and recorded interest expense of $4,811 during the nine months ended June 30, 2026, resulting in principal balances of $192,923 and $166,423, with accrued interest of $18,250 and $13,439, at June 30, 2026 and September 30, 2025, respectively.

On December 1, 2021, we entered into a revolving promissory note agreement with another principal stockholder that, as amended, provides for loans of up to $42,900 at an interest rate of 3.5% per annum, which is repayable on or before June 30, 2027. We received proceeds under the second revolving promissory note of $6,000 and recorded interest expense of $838 during the nine months ended June 30, 2026, resulting in principal balances of $33,869 and $27,869, with accrued interest of $2,966 and $2,128, at June 30, 2026 and September 30, 2025, respectively.

We do not believe we have adequate funds to meet or obligations for the next twelve months from our current cash, the current revolving note agreements, and projected cash flow from operations. Cash flow from operations has not historically been sufficient to sustain our operations without the additional sources of capital described above. Our future working capital requirements will depend on many factors, including our revenues and the expansion of our product lines to include the new Slow-Sinker product, if and when the product is finalized. To the extent our cash, cash equivalents, and cash flows from operating activities and the revolving note agreements are insufficient to fund our future activities, we may need to raise additional funds through additional stockholder loans or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies, or products. If additional funding is required, we may not be able to obtain additional stockholder loans or effect equity or debt financing on terms acceptable to us or at all.

Cash Requirements

As of June 30, 2026 and September 30, 2025, we did not have any lease obligations or requirements or other agreements requiring a significant commitment of cash.

Off-Balance Sheet Arrangements

As of June 30, 2026 and September 30, 2025, we did not have any off-balance sheet financing arrangements.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this report.  Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the existence of the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2025.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Item 6:  Exhibits

The following are included as exhibits to this report:

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by Reference(1)
3.2	Articles of Merger dated February 24, 2021	Incorporated by Reference(1)
3.3	Bylaws	Incorporated by Reference(1)
10.1	Third Amended and Restated Revolving Promissory Note Agreement with Kirk Blosch dated as of April 2, 2026	This Filing
10.2	Third Amended and Restated Revolving Promissory Note Agreement with Ed Bailey dated as of April 2, 2026	This Filing
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)Incorporated by reference to the Company’s Registration Statement on Form 10-12G filed June 24, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Outdoor Specialty Products, Inc.

Dated: July 31, 2026	By /s/ Kirk Blosch
Kirk Blosch
President, Secretary and Treasurer
(Principal Executive and Accounting Officer)